Form 10-K/A
period 2023-06-30
Renalytix plc
filed 2023-10-06
CIK 1811115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Renalytix plc (the “Company,” “Renalytix,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended June 30, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2023 (the “Original 10-K”), to (i) include the information required by Items 10 through 14 of Part III of Form 10-K, (ii) amend Item 15 of Part IV of the Original 10-K to update the exhibit list and (iii) file revised XBRL exhibits in order to correct one error in XBRL tagging in the Original 10-K that was unrelated to the financial statements. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items in (i) above to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original 10-K are hereby amended and restated in their entirety.

Additionally, in accordance with Rules 12b-15 and 13a-14 under the Exchange Act, we have amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except for the changes described above, including the filing of related certifications added to the exhibit list in Part IV, this Amendment makes no changes to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify disclosures affected by subsequent events. Terms used but not otherwise defined in this Amendment have such meaning as ascribed to them in the Original 10-K.

RENALYTIX PLC

ANNUAL REPORT ON FORM 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth information with respect to our current directors, including their ages as of October 1, 2023. There are no family relationships among any of our directors.

Name	Age	Position(s)
James McCullough	55	Chief Executive Officer and Chairman of the Board of Directors
Fergus Fleming	56	Chief Technical Officer and Director
Catherine Coste	57	Non-Executive Director
Daniel Levangie	73	Non-Executive Director
Erik Lium, Ph.D.	55	Non-Executive Director
Christopher Mills	70	Non-Executive Director
Chirag R. Parikh, Ph.D., M.D.	50	Non-Executive Director
Timothy Scannell	51	Non-Executive Director

James McCullough has served as our co-founder and Chief Executive Officer since our inception. Mr. McCullough has leadership experience building emerging technology companies in both the public and private sectors with specific expertise in the life-sciences industry. From 2008 to 2014, he served as chief executive officer of Exosome Diagnostics Inc., a venture backed personalized medicine company developing non-invasive liquid biopsy diagnostics in cancer that was acquired by Bio-Techne Corporation in 2018. From 2018 to 2021, Mr. McCullough also served as a managing partner of Renwick Capital, LLC, a managing consulting firm specializing in assisting emerging healthcare technology companies with strategic planning and business execution. He received his B.A. from Boston University and an MBA from Columbia Business School.

Fergus Fleming has served as our Chief Technical Officer and as a member of our Board since our inception. Since June 2013, Mr. Fleming has served as Managing Director of FF Consulting Limited, where he has provided product development and commercialization support to medical devices and diagnostics companies. While working at FF Consulting Limited, Mr. Fleming has served as Head of Business Development for Oncomark Limited from November 2016 to October 2018, and served in a number of roles at EKF Diagnostics plc. Mr. Fleming has over 30 years of experience in the life sciences sector, including leadership positions with Baxter Healthcare, Boston Scientific and Trinity Biotech plc. Mr. Fleming received a degree in Science from University College Galway, Ireland.

Catherine Coste has served as a member of our board of directors since June 2023. Ms. Coste retired from Deloitte and Touche LLP in September 2020, where she was a senior partner and served as one of Deloitte’s life sciences industry executive leaders. She spent 32 years at Deloitte in both corporate and professional services positions leading global finance, internal audit and operations teams. Ms. Coste has served as a director of both Minerva Surgical, Inc. since February 2021, where she serves as Chair of the Audit Committee and as member of the Compensation Committee, and Biomerica, Inc. since August 2020, where she is Chair of the Audit Committee, and serves on the Compensation Committee and the Nominating and Corporate Governance Committee. Ms. Coste also has extensive experience in Sarbanes-Oxley compliance, corporate risk analysis and management, cyber risk assessment, fraud prevention, IT systems analysis and upgrades, internal controls, and corporate governance. Ms. Coste is a Certified Public Accountant. Ms. Coste earned her B.A. in business administration, accounting, from California State University, Hayward.

Daniel J. Levangie has served as a member of our board of directors since August 2021. Mr. Levangie is the co-founder of, and has served as manager of, ATON Partners, a private investment firm, since 2013 and as president and CEO of CereVasc, LLC, a medical device company, since September 2018. He has served on the board of directors of Exact Sciences Corporation (NASDAQ: EXAS) since 2010. From 2013 through 2017, Mr. Levangie served as president of Insulet Drug Delivery Systems and served as a lead director of Insulet Corporation. Prior to that, Mr. Levangie was chief executive officer of Dune Medical Devices, Inc. and co-founder and managing partner of Constitution Medical Investors, Inc., a Boston-based private investment and product development firm acquired by Roche Diagnostics Corporation in 2013, and held executive management positions with Cytyc Corporation (“Cytyc”) including executive vice president and chief operating officer, chief executive officer and president until the acquisition of Cytyc by Hologic, Inc. in 2007. He served on the board of Hologic from 2007 to 2009. Mr. Levangie received a B.S. in Pharmacy from Northeastern University.

Erik Lium, Ph.D. has served as a member of our board of directors since November 2018. Since March 2014, Dr. Lium has served in various roles at Mount Sinai, where he is currently the president of Mount Sinai Innovation Partners, and the executive vice president and chief commercial innovation officer of the Mount Sinai Health System. In addition to his service on the board Dr. Lium represents Mount Sinai on several private company boards and previously served as a member of the investment review committee for the Accelerate NY Seed Fund. Prior to joining Mount Sinai, Dr. Lium served in a number of role at the University of California, San Francisco (“UCSF”), including as the Assistant Vice Chancellor of Innovation, Technology & Alliances, Assistant Vice Chancellor of Research and principal investigator for the Bay Area National Science Foundation I-Corps node. Additionally, prior to its acquisition in 2004, Dr. Lium served as President of LabVelocity Inc. Mr. Lium pursued postdoctoral research at UCSF in the laboratory of J. Michael Bishop, M.D., earned a Ph.D. from the Integrated Program in Cellular, Molecular and Biophysical Studies at Columbia University in the laboratory of Dr. Saul J. Silverstein, and holds a B.S. in Biology from Gonzaga University.

Christopher Mills has served as a member of our board of directors since our inception. Mr. Mills founded Harwood Capital Management in 2011, a successor company to its former parent company, J.O. Hambro Capital Management, which Mr. Mills co-founded in 1993. Mr. Mills is Chief Executive Officer and Investment Manager of North Atlantic Smaller Companies Investment Trust plc and Chairman and Chief Executive Officer of Harwood Capital Management Ltd. Mr. Mills currently serves on the board of a number of public companies, including EKF Diagnostics plc, Sureserve Group plc, Augean plc and MJ Gleeson plc. Mr. Mills received a B.A. in Business Studies from Guildhall University.

Chirag R. Parikh, Ph.D., M.D. has served as a member of our board of directors since October 2019. Since July 2018, Dr. Parikh has served as a Professor of Medicine and the Division Director of Nephrology at Johns Hopkins University. Dr. Parikh also served a faculty member at Yale University where he directed the Program of Applied Translational Research. Dr. Parikh’s research focuses on the translation and validation of novel biomarkers for the diagnosis and prognosis of kidney diseases. He has assembled multicenter longitudinal prospective cohorts for translational research studies across several clinical settings of acute kidney injury and chronic kidney disease for the efficient translation of novel biomarkers. Dr. Parikh received his medical degree from Seth G.S. Medical College and KEM Hospital in Mumbai, India and subsequently completed his Nephrology fellowship and a Ph.D. in Clinical Investigation at the University of Colorado Health Sciences Center.

Timothy J. Scannell was appointed to the Company’s board of directors in March 2022. Mr. Scannell had a 30+ year career at Stryker, one of the world’s leading medical technology companies, during which he has held several leadership roles, including serving as President and Chief Operating Officer from August 2018 to October 2021, and as Group President of MedSurg & Neurotechnology from January 2019 to July 2018. Mr. Scannell also serves as Chair of Insulet Corporation's board of directors and serves on the board of directors for Novocure and Regenity Biosciences. Mr. Scannell brings extensive strategic, sales and marketing, and operational skills and experience, and a track record of delivering top tier results. Mr. Scannell earned Bachelor of Business Administration and Master of Business Administration degrees from the University of Notre Dame.

There are no family relationships between any of our executive officers or directors, nor are there any arrangements or understandings with major shareholders, customers, suppliers or others, pursuant to which any executive officer or director was selected as such.

Executive Officers

The following table sets forth certain information with respect to our current executive officers, including their ages as of October 1, 2023. There are no family relationships among any of our executive officers.

Name	Age	Position
James McCullough	55	Chief Executive Officer and Director
Fergus Fleming	56	Chief Technical Officer and Director
Oliver James Sterling	53	Chief Financial Officer
Thomas McLain	65	President
Michael J. Donovan	69	Chief Medical Officer
Howard Doran	62	Chief Business Officer

The biography of Mr. McCullough and Mr. Fleming is set forth above under “Board of Directors.”

Oliver James Sterling, MBA, has served as Chief Financial Officer since the Company’s inception. From 2015 to 2021, Mr. Sterling also served as managing partner of Renwick Capital LLC. Prior to that, he served as a managing director at SF Sentry Securities, Brock Capital Group LLC and Aleutian Capital Group. Mr. Sterling serves as a director of Star Mountain Lower Middle-Market Capital Corp. He also has experience as a strategy management consultant at Booz Allen Hamilton. Mr. Sterling received his B.A. in geography (alternative energy and environmental science) from Boston University and an MBA from Columbia Business School.

Thomas McLain has served as our President since July 2019. Prior to joining Renalytix AI, he held leading positions, including as Chief Executive Officer, of Exosome Diagnostics Inc. from July 2014 to July 2019. Mr. McLain has also served as President and Chief Executive Officer of Vermillion, Inc., Chief Executive Officer of Claro Scientific LLC, Chairman, Chief Executive Officer and President of Nabi Biopharmaceuticals and Vice President at Bausch & Lomb. Mr. McLain received his B.A. in Economics at College of the Holy Cross and his MBA at the William E. Simon Graduate School of Business Administration at University of Rochester.

Michael J. Donovan, Ph.D., M.D. has served as our Chief Medical Officer since our inception. Since November 2011, Donovan has also served as a Professor of Experimental Pathology and Director of the Biorepository and Pathology core at the Icahn School of Medicine at Mount Sinai. In addition to an academic career at Harvard Medical School and Boston Children’s Hospital, Dr. Donovan has over 20 years’ experience in the biotechnology industry, serving in various senior management roles at Millennium Pharmaceuticals and Incyte Pharmaceuticals. He most recently served as Chief Clinical Officer of Vigilant Biosciences, Inc., Chief Medical Officer of MetaStat, Inc. and Chief Medical Officer of Exosome Diagnostics, Inc. Dr. Donovan received a B.S. in Zoology, an M.S. in Endocrinology and a Ph.D. in Cell and Developmental Biology from Rutgers University. He received his M.D. from the University of Medicine and Dentistry of New Jersey.

Howard Doran Jr. has served as our Chief Business Officer since September 2023. Mr. Doran served as a director of OncoGenesis, Inc. from June 2018 until October 2021 and previously served as a director of CereVasc, LLC from July 2015 until October 2018. Prior to this, Mr. Doran served as President and Chief Executive Officer of LipoScience, Inc. from February 2014 until successful completion of Labcorp’s acquisition of LipoScience, Inc. in November 2014. Prior to this, Mr. Doran was President and Chief Operating Officer of Constitution Medical, Inc., an early-stage in vitro diagnostics company, developer of the Bloodhound Fully Integrated Hematology System, from June 2010 to January 2014. Previously, Mr. Doran was a member of the senior executive team of Hologic, Inc. and served as President of Hologic's Global Diagnostics business. Mr. Doran joined the senior management team of Hologic in October 2007 at the time of Hologic's acquisition of Cytyc Corporation, where he had been serving as Senior Vice President and Business Unit Director of Cytyc’s $500 million in vitro diagnostics business. From 1997 through 2007, he was a key member of the management team of Cytyc Corporation, serving in a number of senior commercial roles of increasing responsibility including physician sales and marketing, managed care initiatives and laboratory sales and marketing. Mr. Doran received a B.S. in Management from West Chester University of Pennsylvania.

Corporate Governance

Audit committee

Our audit committee consists of Catherine Coste, Erik Lium and Daniel Levangie and assists the board of directors in overseeing our accounting and financial reporting processes and the audits of our financial statements. The audit committee consists exclusively of members of our board who are financially literate, and each of Ms. Coste and Mr. Levangie is considered an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. The board made a qualitative assessment of each of Mr. Levangie’s and Ms. Coste’s level of knowledge and experience based on a number of factors, including their formal education and experience. Our board has determined that all of the members of the audit committee satisfy the “independence” requirements set forth in Rule 10A-3 under the Exchange Act.

Code of Ethics

The Company has adopted a Code of Conduct that applies to all officers, directors and employees including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is available on the Company’s website at www.renalytix.com, under “Governance.” The Company intends to disclose on our website any amendments to, or waivers from, the Code of Conduct that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation.

Executive compensation

Our named executive officers, or NEOs, for the fiscal year ended June 30, 2023, consisting of our principal executive officer and the next two most highly compensated executive officers serving as of June 30, 2023, were:

•
James McCullough, our Chief Executive Officer and Director;
•
Thomas McLain, our President; and
•
O. James Sterling, our Chief Financial Officer.

Summary Compensation Table

The following table presents all of the compensation awarded to or earned by or paid to our named executive officers for the fiscal years ended June 30, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($)(2)	Total ($)
James McCullough	2023	601,271	—	405,675	29,375(2)	1,036,321
Chief Executive Officer and Director	2022	601,000	—	—	35,011(3)	636,011
Thomas McLain	2023	450,271	—	202,500	9,930(4)	662,701
President	2022	435,000	—	—	8,593(5)	443,593
O. James Sterling	2023	426,251	—	174,735	22,691(6)	623,677
Chief Financial Officer	2022	423,600	—	—	37,737(7)	461,337

(1) Represents amounts paid pursuant to our annual incentive compensation program, described below.

(2) Represents $20,224 paid in 2023 by us in 401(k) contributions and $9,151 paid in 2023 by us for Mr. McCullough’s life insurance premiums.

(3) Represents $27,000 paid in 2022 by us in 401(k) contributions and $8,011 paid in 2022 by us for Mr. McCullough’s life insurance premiums.

(4) Represents $9,930 paid in 2023 by us for Mr. McLain’s life insurance premiums.

(5) Represents $8,593 paid in 2022 by us for Mr. McLain’s life insurance premiums.

(6) Represents $19,000 paid in 2023 by us in 401(k) contributions and $3,574 paid in 2023 by us for Mr. Sterling’s life insurance premiums.

(7) Represents $34,163 paid in 2022 by us in 401(k) contributions and $3,574 paid in 2022 by us for Mr. Sterling’s life insurance premiums.

Narrative to the Summary Compensation Table

We review compensation annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to our company. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives.

The remuneration committee of our board determines our executives’ compensation. Our remuneration committee typically reviews and discusses management’s proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer, which is recommended by our board. Based on those discussions and its discretion, the remuneration committee then recommends the compensation for each executive officer. Our remuneration committee, without members of management present, discusses and approves (or recommends to the Board for determination and approval) the compensation of our executive officers. In 2023, the remuneration committee retained Aon plc., a compensation consulting firm, to evaluate and make recommendations with respect to our executive compensation program.

The table below sets out, for each element of pay, a summary of how remuneration of executive officers is structured and how it supports the Company’s strategy.

Purpose and Link to Strategy	Operation	Maximum Opportunity	Performance Metrics
Base Salary

To attract, retain and motivate executive officers of the highest caliber who are capable of delivering the Company’s strategic objectives, reflecting the individual’s experience and role within the Company. Base salary is designed to provide an appropriate level of fixed income to avoid an over-reliance on variable pay elements that could encourage excessive risk taking.

Salaries are normally reviewed annually, and changes are generally effective from 1 October- The annual salary review of the executive officers takes into consideration a number of factors, including:

•
scope of the individual’s responsibilities;
•
abilities, experience and performance of the individual;
•
business performance;
•
salary increases awarded to the overall employee population;
•
market competitiveness and US and UK market practice; and
•
the underlying rate of inflation.

Executive officer level salaries are determined considering industry benchmarking data. There is no prescribed maximum annual salary or salary increase. Base salary increases are awarded at the discretion of the Committee; however, the Committee is guided by the general increase for the broader employee population but may decide to award a lower increase for Executive officers or exceed this to recognise, for example, an increase in the scale, scope or responsibility of the role and/or take account relevant market movements. salary increases will normally executive officer level salaries are approved by the Board in line with corporate performance and are consistent with positions held.

No formal metrics, although any increases take account of Company performance and the individual performance of the executive officer.
Benefits
Benefits in kind offered to executive officers are provided on a market- competitive basis, to assist with their recruitment and retention.	The Company aims to offer benefits that are in line with the executive officers’ local market and those offered to the wider workforce.	There is no defined maximum value for benefits, but the Committee will consider the aggregate value of any such benefits when determining what should be offered.	Not performance related.
Pension / Retirement Benefits
The Company aims to provide a contribution towards life in retirement.

Depending on their location and comparable benefits offered to local employees, executive officers may be eligible to receive employer contributions to a defined contribution pension scheme or a cash supplement in lieu of such contributions, or a mixture of both.

		The maximum employer pension contribution or cash in lieu amount will be a percentage of annual base salary aligned with that provided to other senior executives in the executive officer’s location.	Not performance related.
Annual Bonus
An annual bonus rewards the achievement of objectives that support the Company’s corporate goals and delivery of the business strategy

Bonuses are determined based on objectives that are agreed with the Committee, and the Board, at the start of each financial year although the Committee retains the discretion to amend objectives during the year if it considers that objectives are no longer appropriate. Different

Executive officer level bonuses are approved by the Board in line with corporate performance and are consistent with positions held.

Performance measures are determined by the Committee each year and may vary to ensure that they promote the Company’s business strategy and shareholder value. The annual bonus will be based on corporate measures, including, but not limited to, financial and/or strategic measures.

Purpose and Link to Strategy	Operation	Maximum Opportunity	Performance Metrics

performance measures and weightings may be used each year, as agreed with the Committee, to take into account changes in the business strategy. Bonuses are normally paid in cash (but may be paid in the form of an equity award, at the discretion of the Committee).

Bonus measures are reviewed at least annually and the Committee has the discretion to change the measures or to introduce new measures when it deems appropriate.
Equity Incentive Plan (“EIP”)
To attract, motivate, retain and reward for long-term, sustainable performance linked to corporate strategy and provide alignment with shareholders’ interests.

Equity awards granted to executive officers may take the form of options, restricted shares, performance share units, restricted share units, or other forms of awards granted in accordance with the discretionary EIP that may be in place from time to time.

The executive officers received a grant under the EIP’s predecessor plan upon listing on AIM and it is intended that top-up awards shall be issued under the EIP from time to time in the discretion of the Committee.

There is no maximum opportunity for equity incentives. However, the Committee will generally assess the position at similar sized comparative companies prior to making any award to ensure that any awards are aligned to the market.

Vesting of equity awards is generally subject to continued employment and may also be subject to the achievement of performance conditions aligned with the Company’s strategic plan. Measures, their weightings and the period over which performance is tested will be determined by the Committee. The Committee will select the most appropriate form of EIP for awards each year and/or each individual grant. Vesting of equity awards may be accelerated in part or in full in connection with certain corporate events such as a change of control.

All employee equity plans
Encourages employee share ownership and therefore increases alignment of interests with shareholders.	The Company may, from time to time, operate tax- advantaged share plans for which executive officers would be eligible on the same basis as all other eligible employees.	Within the limits of the relevant legislation.	Not performance related.

Annual Performance Bonuses

Each of our executive officers is eligible to receive performance bonus under our annual incentive compensation program. Under our 2023 annual incentive compensation program, each of our named executive officers was eligible to receive a cash incentive payment equal to (1) his or her target incentive, as a percentage of annual base salary, multiplied by (2) the percentage achievement of certain fiscal year 2023 corporate goals established by our Compensation Committee in its sole discretion, and approved by our Board, subject to the named executive officer remaining employed by us through the payment date. The Committee determined that while Management made progress in key areas in fiscal year 2023 growing the business, the Company did not achieve 100% of its annual corporate objectives, and therefore bonuses for company executives will be paid out at 75% of the target. This outcome was based on achievements versus goals in the following key areas: overachievement in the area of technology/innovation, partial achievement in executive team performance, insurance reimbursement and governance, inclusion, and operations, and underachievement of the revenue target.

Retirement Benefits and Other Compensation

Health and Welfare and Retirement Benefits

All of our current named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, disability and life insurance plans, in each case on the same basis as all of our other employees.

401(k) Plan

The Company maintains a defined contribution 401(k) retirement plan which covers all U.S. employees. Employees are eligible after three months of service. Under the 401(k) plan, participating employees may make contributions in an amount up to the limit set by the Internal Revenue Service on an annual basis. The Company has a safe harbor plan and makes contributions to employee accounts of 5% of compensation (as defined by the plan). The Company paid $0.1 million and $0.2 million in contributions for the years ended June 30, 2023 and 2022, respectively.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding stock options held by our named executive officers as of June 30, 2023. None of our named executive officers held restricted stock or other stock awards as of June 30, 2023.

Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
James McCullough	—	—	—	—	—
Thomas McLain	538,161 (1)	—	—	$ 2.55 (4)	5/31/2029
	183,335 (2)	16,665	16,665	$6.95(5)	8/28/2030
	500,000 (3)		—	$ 11.69 (6)	4/15/2031
O. James Sterling	—	—	—	—	—

(1) Fully vested and exercisable.

(2) This option vests as follows: one twelfth (1/12th) of the shares subject to the option award vested or shall vest in equal quarterly installments commencing on November 28, 2020, subject to the executive officer’s continuous service.

(3) Fully vested and exercisable.

(4) The exercise price of this grant is £2.02, or $2.55 based on an exchange rate of £1.00 = $1.262.

(5) The exercise price of this grant is £5.50, or $6.94 based on an exchange rate of £1.00 = $1.262.

(6) The exercise price of this grant is £9.25, or $11.67 based on an exchange rate of £1.00 = $1.262.

Employment Agreements; Potential Payments Upon Termination or Change in Control

The material terms of the severance agreements we have entered into with our NEOs are summarized below.

Employment Agreement of James McCullough

James McCullough, our Chief Executive Officer, is employed by Renalytix AI, Inc., our wholly owned U.S. subsidiary, and entered into an employment agreement with Renalytix AI, Inc. in November 2018. Mr. McCullough also entered into a separate appointment letter with us in October 2018, which governs the terms of his appointment as a director. He receives no compensation or benefits for his service as a director above those that are provided under the employment agreement.

Pursuant to the terms of the employment agreement, Mr. McCullough is entitled to annual base salary, initially $350,000, which is subject to annual review by our remuneration committee and to a minimum annual increase of 3%. Our remuneration committee approved an increase to Mr. McCullough’s annual base salary to $601,000. Under the terms of the employment agreement, Mr. McCullough is also: (1) eligible for an annual cash bonus in the sole discretion of the remuneration committee; (2) entitled to participate on the same basis as similarly situated employees in our benefit plans in effect from time to time during his employment; and (3) entitled to five weeks’ holiday per annum.

Mr. McCullough is employed at-will. If his employment is terminated by us without “Cause,” as defined in the employment agreement, and in circumstances constituting a “separation from service,” as defined in the U.S. Treasury Regulation Section 1.409A-1(h), or by Mr. McCullough with “Good Reason,” as defined in the employment agreement, Mr. McCullough is entitled to be paid his salary and benefits in the usual way up to his termination date and, provided he complies with certain conditions including execution of a release, is entitled to receive the following severance benefits:

•
12 months’ base salary;
•
if elected, continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, or COBRA, for himself and his covered dependents for up to 12 months following termination;
•
any accrued but unpaid bonus in relation to any prior year’s employment, together with a pro rata bonus in respect of the portion of the then current year worked; and
•
accelerated vesting of the portion of equity awards held by Mr. McCullough which would have vested within 12 months following the termination date had Mr. McCullough remained in employment for such period, or full vesting of all equity in the event of a “Change in Control,” as defined in the employment agreement.

In the event that Mr. McCullough’s employment is terminated by us due to his death or “Disability,” as defined in the employment agreement, he is entitled to receive any accrued but unpaid bonus in relation to any prior year’s employment, together with a pro rata bonus in respect of the portion of the then current year worked.

Mr. McCullough has also entered into an employee confidential information and invention assignment agreement with Renalytix AI, Inc., which governs matters related to confidentiality, intellectual property and post- termination covenants. Mr. McCullough is subject to confidentiality obligations which remain in place following termination of employment, and to non-solicitation and non-compete restrictive covenants for a period of 12 months post-termination of his employment.

Employment Agreement with Thomas McLain

Thomas McLain, our President, is employed by Renalytix AI, Inc., our wholly owned U.S. subsidiary, and entered into an employment agreement with Renalytix AI, Inc. in June 2019. Pursuant to the terms of the employment agreement, Mr. McLain is entitled to annual base salary, initially $300,000, which is subject to annual review by our remuneration committee and to a minimum annual increase of 3%. Our remuneration committee approved an increase to Mr. McLain’s annual base salary to $450,000. Under the terms of the employment agreement, Mr. McLain is also: (1) eligible for an annual cash bonus in the sole discretion of the remuneration committee and (2) entitled to four weeks’ holiday per annum.

Mr. McLain is employed at-will. If his employment is terminated by us without “Cause,” as defined in the employment agreement, and in circumstances constituting a “separation from service,” as defined in the U.S. Treasury Regulation Section 1.409A-1(h), or by Mr. McLain with “Good Reason,” as defined in the employment agreement, Mr. McLain is entitled to be paid his salary and benefits in the usual way up to his termination date and, provided he complies with certain conditions including execution of a release, is entitled to receive the following severance benefits:

•
6 months’ base salary;
•
if elected, continued coverage under COBRA for himself and his covered dependents for up to 12 months following termination;
•
any accrued but unpaid bonus in relation to any prior year’s employment, together with a pro rata bonus in respect of the portion of the then current year worked; and
•
accelerated vesting of the portion of equity awards held by Mr. McLain which would have vested within 12 months following the termination date had Mr. McLain remained in employment for such period, or full vesting of all equity in the event of a “Change in Control,” as defined in the employment agreement.

In the event that Mr. McLain’s employment is terminated by us due to his death or “Disability,” as defined in the employment agreement, he is entitled to receive any accrued but unpaid bonus in relation to any prior year’s employment, together with a pro rata bonus in respect of the portion of the then current year worked.

Mr. McLain has also entered into an employee confidential information and invention assignment agreement with Renalytix AI, Inc., which governs matters related to confidentiality, intellectual property and post- termination covenants. Mr. McLain is subject to confidentiality obligations which remain in place following termination of employment, and to non-solicitation and non-compete restrictive covenants for a period of 12 months post-termination of his employment.

Employment Agreement with O. James Sterling

O. James Sterling, our Chief Financial Officer, is employed by Renalytix AI, Inc., our wholly owned U.S. subsidiary, and entered into an employment agreement with Renalytix AI, Inc. in October 2018. Pursuant to the terms of the employment agreement, Mr. Sterling is entitled to annual base salary, initially $275,000, which is subject to annual review by our remuneration committee and to a minimum annual increase of 3%. Our remuneration committee approved an increase to Mr. Sterling’s annual base salary to $423,600. Under the terms of the employment agreement, Mr. Sterling is also: (1) eligible for an annual cash bonus in the sole discretion of the remuneration committee and (2) entitled to five weeks’ holiday per annum.

Mr. Sterling is employed at-will. If his employment is terminated by us without “Cause,” as defined in the employment agreement, and in circumstances constituting a “separation from service,” as defined in the U.S. Treasury Regulation Section 1.409A-1(h), or by Mr. Sterling with “Good Reason,” as defined in the employment agreement, Mr. Sterling is entitled to be paid his salary and benefits in the usual way up to his termination date and, provided he complies with certain conditions including execution of a release, is entitled to receive the following severance benefits:

•
12 months’ base salary;
•
if elected, continued coverage under COBRA for himself and his covered dependents for up to 12 months following termination;
•
any accrued but unpaid bonus in relation to any prior year’s employment, together with a pro rata bonus in respect of the portion of the then current year worked; and
•
accelerated vesting of the portion of equity awards held by Mr. Sterling which would have vested within 12 months following the termination date had Mr. Sterling remained in employment for such period, or full vesting of all equity in the event of a “Change in Control,” as defined in the employment agreement.

In the event that Mr. Sterling’s employment is terminated by us due to his death or “Disability,” as defined in the employment agreement, he is entitled to receive any accrued but unpaid bonus in relation to any prior year’s employment, together with a pro rata bonus in respect of the portion of the then current year worked.

Mr. Sterling has also entered into an employee confidential information and invention assignment agreement with Renalytix AI, Inc., which governs matters related to confidentiality, intellectual property and post- termination covenants. Mr. Sterling is subject to confidentiality obligations which remain in place following termination of employment, and to non-solicitation and non-compete restrictive covenants for a period of 12 months post-termination of his employment.

Director Compensation

The table below sets out, for each element of pay, a summary of how remuneration of non-executive directors is structured and how it supports the Company’s strategy.

Purpose and Link to Strategy	Operation	Maximum Opportunity	Performance Metrics
Cash fees and benefits
Set at a level that is sufficient to attract and retain high calibre non- executives who contribute to the business.

The Chair and the Non-Executive Directors receive fees paid in cash. Fees are paid and reviewed annually.

Non-Executive Directors ordinarily do not participate in any pension, bonus or performance-based share incentive plans. Travel, accommodation and other business-related expenses incurred in carrying out the role as well as fees for tax advice associated with completion of international tax returns will be paid by the Company including, if relevant, any gross-up for tax.

Tax equalisation and/or relocation benefits may be provided to Non-Executive Directors who are required to relocate or become tax resident in a new jurisdiction.

When reviewing fee levels and benefits, account is taken of market movements in the fees and benefits of Non-Executive Directors, Board Committee responsibilities and ongoing time commitments.

Actual fee levels are disclosed in the annual Directors’ Remuneration Report for the relevant financial year.

Not performance related.
Equity-based awards
To facilitate share ownership and provide alignment with shareholders.

Non-Executive Directors may receive equity awards under any equity incentive plan operated by the Company from time to time which permits their participation with careful consideration being given to ensuring their independence. Non-Executive Directors may receive an initial equity award upon appointment or election. Initial equity awards will normally vest over a specified period of time, subject generally to continued service. Vesting of equity awards may be accelerated in part or in full in connection with certain corporate events such as a change of control. In addition, Non-Executive Directors may be granted an equity award each year which may vest in full upon grant or over time subject to continued service. If

There is no maximum number of equity incentive awards that may be awarded to individuals each year. However, when reviewing award levels, account is taken of market movements in equity incentive awards, Board committee responsibilities, ongoing time commitments and the general economic environment.

Non-executive directors do not participate in performance based equity incentives.

Purpose and Link to Strategy	Operation	Maximum Opportunity	Performance Metrics

a new Non- Executive Director joins the Board following the date of grant of this annual grant in any calendar year, such Non- Executive Director may be granted a pro rata portion of the next annual grant to reflect his or her service during the relevant part of the relevant year.

We have historically provided our non-employee directors with an annual cash retainer of $14,096, which is the same for each non-employee director regardless of leadership position or committee membership.

2023 Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our Board during the year ended June 30, 2023 by our non-employee directors. James McCullough, our Chief Executive Officer, is also a member of our Board but does not receive any additional compensation for service as a director. Fergus Fleming, our Chief Technical Officer, also serves on the Board but does not receive any compensation for service as a director. Information about compensation for Mr. McCullough during the year ended June 30, 2023 is set forth above under “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)
Daniel J. Levangie	24,096	—	—	24,096
Erik Lium, Ph.D. (1)	24,096	—	—	24,096
Christopher Mills	24,096	—	—	24,096
Chirag R. Parikh, Ph.D., M.D.	24,096	—	—	24,096
Timothy Scannell	24,096	—	—	24,096
Ann Berman (2)	5,321	—	—	5,321
Catherine Coste (3)	—	—	—	—
Fergus Fleming	—	—	—	—

(1) Dr. Lium sits on our board as a representative of the Icahn School of Medicine at Mount Sinai. Mount Sinai receives all fees payable in respect of Erik Lium’s service as a non-executive director, and Mount Sinai has been granted an option under our Share Option Plan in relation to such service.

(2) Ann Berman’s term as a director ended in September 2022.

(3) Catherine Coste joined the board in June 2023.

(4) The following table provides information regarding the aggregate number of option awards granted to our non-employee directors that were outstanding as of June 30, 2023:

Name
Daniel J. Levangie	40,000
Erik Lium, Ph.D. (1)	204,501
Christopher Mills	—
Chirag R. Parikh, Ph.D., M.D.	115,724
Timothy Scannell	40,000
Ann Berman (2)	10,000
Catherine Coste (3)	—

(1) Dr. Lium sits on our board as a representative of the Icahn School of Medicine at Mount Sinai. Mount Sinai receives all fees payable in respect of Erik Lium’s service as a non-executive director, and Mount Sinai has been granted an option under our Share Option Plan in relation to such service.

In addition, each of the non-executive directors is entitled to be reimbursed for reasonable and properly documented expenses incurred in performing their duties as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of the Company’s ordinary shares (and our ADSs, each of which represents 2 ordinary shares) as of September 11, 2023 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all current executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its ordinary shares.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

This table is based upon information supplied by officers, directors and principal stockholders. Applicable percentage ownership is based on 95,019,440 ordinary shares, including ordinary shares in the form of ADSs, outstanding as of September 11, 2023. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we include all shares subject to options held by the person that are currently exercisable, or would be exercisable or would vest based on service-based vesting conditions as of November 10, 2023, which is 60 days after September 11, 2023. However, except as described above, we do not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Renalytix plc Finsgate 5-7 Cranwood Street, London, United Kingdom.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned
5% Stockholders:
Icahn School Of Medicine At Mount Sinai(2)	14,823,853	15.6%
Harwood Capital LLP(3)	10,777,019	11.3%
Jefferson River Capital LLC(4)	8,533,280	9.0%
Directors and Named Executive Officers:
James McCullough(5)	2,746,386	2.9%
Fergus Fleming(6)	1,107,642.00	1.2%
Catherine Coste	—	*
Daniel Levangie(7)	20,000	*
Erik Lium, Ph.D.	—	*
Thomas McLain(8)	1,297,311	1.3%
Christopher Mills(3)	10,777,019	11.3%
Chirag R. Parikh, Ph.D., M.D.(9)	115,724	*
Timothy Scannell(10)	83,967	*
O. James Sterling(11)	1,805,236	1.9%
All directors and current executive officers as a group (12 persons)(12)	17,517,847	18.4%

* Represents beneficial ownership of less than 1%.

(1) Our shareholders, executive officers and directors may hold ordinary shares, ADS or a combination of both. This column shows each holder’s beneficial ownership assuming all shares were held as ordinary shares, which may not be the case. Our ADSs are listed on The Nasdaq Global Market under the trading symbol “RNLX.” Ordinary shares are convertible to ADSs at a two to one ratio.

(2) Consists of 12,721,852 held by the Icahn School of Medicine at Mount Sinai and Consists of 204,501 shares issuable upon exercise of options vested as of November 11, 2023. The address of Mount Sinai is 1 Gustave L. Levy Place, New York, New York, 10029.

(3) Consists of (i) 7,000,000 ordinary shares held by North Atlantic Smaller Companies Investment Trust plc (“NASCIT”), of which Harwood Capital LLP (“Harwood Capital”) is investment manager, (ii) 2,800,000 ordinary shares held by Oryx International Growth Fund Limited (“Oryx”), of which Harwood Capital is an investment advisor, (iii) 272,500 ordinary shares held by Harwood Holdco Limited (“Harwood Holdco”), which is a wholly owned subsidiary of Harwood Capital Management Limited Group (the “Harwood Group”), and (iv) 704,519 ordinary shares held by Harwood Capital, which is a wholly-owned subsidiary of the Harwood Group. Mr. Mills is partner and chief investment officer of Harwood Capital, and is the owner of the Harwood Group. The address of the Harwood Group, Harwood Capital, Harwood Holdco, NASCIT and Oryx is 6 Stratton St, Mayfair, London W1J 8LD, United Kingdom.

(4) Consists of 8,294,932 ordinary shares held by the Hamilton E. James 2003 Children’s Trust (the “Trust”) and 238,348 ordinary shares directly held by Mr. Hamilton James. Jefferson River Capital LLC (“Jefferson River”) is the investment adviser of the Trust and Mr. James, and each of Jefferson River, the Trust and Mr. James disclaims beneficial ownership of any of the reported securities except to the extent of such party’s pecuniary interest in such securities. The address of Jefferson River Capital LLC is 499 Park Ave., 27th floor, New York, NY 10022.

(5) Consists of 191,988 ordinary shares directly held by Mr. McCullough and 2,554,398 shares held by The McCullough 2020 Irrevocable Trust, of which Mr. McCullough is a trustee.

(6) Consists of 569,481 ordinary shares directly held by Mr. Fleming and 538,161 shares issuable upon exercise of options vested as of November 11, 2023.

(7) Consists of 20,000 ordinary shares issuable upon exercise of options vested as of November 11, 2023.

(8) Consists of 59,150 ordinary shares directly held by Mr. McLain and 1,238,161 shares issuable upon exercise of options vested as of November 11, 2023.

(9) Consists of 115,724 ordinary shares issuable upon exercise of options vested as of November 11, 2023.

(10) Consists of 68,967 ordinary shares directly held by Mr. Scannell and 15,000 shares issuable upon exercise of options vested as of November 11, 2023.

(11) Consists of 1,805,236 ordinary shares issuable upon exercise of options vested as of November 11, 2023.

(12) Consists of 2,400,628 ordinary shares issuable upon exercise of options vested as of November 11, 2023.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of June 30, 2023.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders (2)	5,289,744	$4.28	16,939,496
Equity compensation plans not approved by security holders	—	—	—
Total	5,289,744	$4.28	16,939,496

(1) Pursuant to the terms of the 2020 Plan, the number of ordinary shares available for issuance under the Company’s 2020 Equity Incentive Plan automatically increases on each January 1 until and including January 1, 2030, by an amount equal to the lesser of: (a) 5% of the ordinary shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our Board of Directors. Pursuant to the terms of the Company’s 2020 Employee Stock Purchase Plan (“2020 ESPP”), the number of ordinary shares available for issuance under the 2020 ESPP automatically increases on each January 1 until and including January 1, 2030, by an amount equal to the lesser of: (a) 1% of the ordinary shares outstanding on the final day of the immediately preceding calendar year and (b) 2,000,000 ordinary shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons

Related-Person Transactions Policy and Procedures

We have adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the approval or ratification of our Board or our Audit Committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest, must be presented to our Board or our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Board or our Audit Committee is to consider the material facts of the transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

The related person transactions policy also covers related party transactions under the AIM Rules for Companies published by the London Stock Exchange, or the AIM Rules, which contains a different definition of a related party to the definition of a related person set out above for U.S. purposes. The AIM Rules require that any transaction with a related party (pursuant to the definition in the AIM Rules) that exceeds 5% in any of the class tests set out in the AIM Rules, taking into account certain provisions relating to aggregation of transactions, should be announced without delay as soon as the terms of the transaction are agreed, and that the announcement should include certain specified information including a statement that our directors (with the exception of any director who is involved in the transaction as a related party) consider, having consulted with our nominated adviser for AIM, that the terms of the transaction are fair and reasonable insofar as our stockholders are concerned.

Certain Related-Person Transactions

Except as described below, there have been no transactions since July 1, 2021 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Executive Compensation” and “Director Compensation.” For a description of severance and change in control arrangements that we have entered into with some of our executive officers, see “Executive Compensation—Potential Payments upon Termination or Change in Control.”

2022 Placement

In April 2022, we issued and sold an aggregate of 2,428,688 Ordinary Shares for a purchase price of $3.625 per share and an aggregate purchase price of $8.8 million. The following table summarizes the number of ordinary shares purchased by related persons.

Stockholder	Ordinary Shares	Subscription Price ($)	Gross Proceeds to Company ($)
Icahn School of Medicine at Mount Sinai(1)	1,103,448	3,999,999.00	3,999,999.00
Harwood Capital LLP(2)	551,724	1,999,999.50	1,999,999.50
Thomas McLain(3)	55,172	199,998.50	199,998.50
Timothy Scannell(4)	68,964	249,994.50	249,994.50
Ann Berman(5)	27,586	99,999.25	99,999.25

(1) As at the date of the 2022 placement, the Icahn School of Medicine at Mount Sinai beneficially owned more than 5% of the Company’s ordinary shares.

(2) Consist of (i) ordinary shares purchased by North Atlantic Smaller Companies Investment Trust plc (“NASCIT”), of which Harwood Capital LLP (“Harwood Capital”) was investment manager, (ii) ordinary shares purchased by Oryx International Growth Fund Limited (“Oryx”), of which Harwood Capital was an investment advisor, (iii) ordinary shares purchased by Harwood Capital, and (iv) ordinary shares purchased by Harwood Capital Nominees Limited (“Harwood Nominees”). Mr. Mills has been a member of our board of directors (the “Board”) and has been partner and chief investment officer of Harwood Capital LLP.

(4) As at the date of the 2022 placement, Mr. McLain served as our President.

(5) As at the date of the 2022 placement, Mr. Scannell served as a member of our board of directors.

(6) As at the date of the 2022 placement, Ms. Berman served as a member of our board of directors.

2023 Placement

In February 2023, we issued and sold an aggregate of 3,699,910 Ordinary Shares at a price of £0.90 per Ordinary Share and 7,511,525 American Depositary Shares ("ADSs"), at a price of $2.17 per ADS. The private placement generated gross cash proceeds of $20.3 million. The following table summarizes the number of ordinary shares purchased by related persons.

Stockholder	Ordinary Shares	Subscription Price ($)	Gross Proceeds to Company ($)
Icahn School of Medicine at Mount Sinai(1)	2,764,978	3,000,001.13	3,000,001.13
Oryx(2)	32,794	35,417.52	35,417.52
NASCIT(2)	313,581	338,667.48	338,667.48

(1) As at the date of the 2023 placement, the Icahn School of Medicine at Mount Sinai beneficially owned more than 5% of the Company’s ordinary shares. Erik Lium sits on our board as a representative of the Ichan School of Medicine at Mount Siani.

(2) As at the date of the 2023 placement, Harwood Capital LLP (“Harwood Capital”) was investment manager to NASCIT and an investment advisor to Oryx. Mr. Mills has been serving as a member of our board of directors and has been partner and chief investment officer of Harwood Capital.

Relationship Agreement, by and among Renalytix plc, the Icahn School of Medicine at Mount Sinai and NPLUS1 Singer Advisory LLP

On October 30, 2018, we, Mount Sinai and NPLUS1 Singer Advisory LLP, or Singer, entered into a Relationship Agreement, or the Relationship Agreement, to regulate the terms of the relationship between us and Mount Sinai and to ensure that we can operate independently of Mount Sinai, pursuant to which, among other things, Mount Sinai has the right to appoint one member to our board of directors and Mount Sinai has agreed to not take any action intended to prevent our board of directors from operating independently of Mount Sinai. The Relationship Agreement was effective from November 6, 2018, the date of admission of our ordinary shares to trading on AIM.

Pursuant to the Relationship Agreement and for so long as (i) Mount Sinai shall hold as beneficial owner 5% by nominal value of our issued ordinary shares and (ii) our ordinary shares are admitted to trading on AIM, Mount Sinai agreed among other things, to:

•
not take any action intended to prevent the board of directors from operating independently of Mount Sinai;
•
not take any action that would have the effect of preventing or might reasonably be expected to prevent any member of the Company from complying with its obligations under certain U.K. applicable laws including, without limitation, AIM Rule 13; and
•
allow a committee of the board of directors comprising of independent directors and Singer to deal with any matters in connection with (i) any actual or proposed transaction, agreement or arrangement between us and Mount Sinai, (ii) any matter in which any member of Mount Sinai is interested (iii) and any decision by us concerning the enforcement of its rights under, and the operation of, this Relationship Agreement.

The Relationship Agreement provides that any respective dispute between us and Mount Sinai relating to our management, the operation of the board of directors or any transaction, agreement or arrangement with Mount Sinai shall be passed to, and dealt with on our behalf by, a committee comprising only of independent directors following consultation with Singer.

The obligations of the parties under the Relationship Agreement shall automatically terminate upon:

•
such time as Mount Sinai ceases to hold as beneficial owner any ordinary shares; or
•
written notice to the other parties on or at any time after (i) we pass a resolution for our winding up or a court of competent jurisdiction making an order for our winding up or dissolution, (ii) the making of an administration order in relation to us or the appointment of a receiver over, or an encumbrancer taking possession of or selling, any of our assets, or (iii) we make an arrangement or composition with its creditors generally or making an application to a court of competent jurisdiction for protection from its creditors generally.

Pursuant to the Relationship Agreement, we agreed to appoint a representative designated by Mount Sinai to the board of directors as a non-executive director, and further the right to appoint a board observer. In connection therewith, Mount Sinai appointed Erik Lium to the board of directors. Mount Sinai’s right to maintain a representative on the board of directors and the right to appoint an observer at board of director meetings shall continue for so long as Mount Sinai continues to beneficially hold not less than 5% by nominal value of our issued ordinary shares.

The Relationship Agreement is filed with this Annual Report on Form 10-K as Exhibit 10.16 and is incorporated herein by reference, and the foregoing description of the Relationship Agreement is qualified in its entirety by reference thereto.

Indemnity Agreements

In July 2020, we entered into deeds of indemnity with each of our directors and executive officers in connection with the listing of our ADSs on Nasdaq. The deeds of indemnity and our articles of association require us to indemnify our directors and executive officers to the fullest extent permitted by law.

Independence of The Board of Directors

As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following six directors are independent directors within the meaning of the applicable Nasdaq listing standards: Catherine Coste, Daniel Levangie, Erik Lium, Christopher Mills, Chirag R. Parikh, and Timothy Scannell. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. James McCullough and Fergus Fleming are not independent based on their employment with the Company as executive officers.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to the Company for the fiscal years ended June 30, 2023 and 2022 by Ernst & Young LLP, Iselin, New Jersey (PCAOB ID: 42), the Company’s principal accountant.

	Fiscal Year Ended June 30,
	2023	2022
	(in thousands)
Audit Fees	$465	$876
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$465	$876

Audit fees consist of fees billed for professional services provided in connection with the audit of our annual financial statements, the review of our quarterly financial statements, and audit services that are normally provided by the independent registered public accounting firm in connection with regulatory filings.

All fees described above were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, Ernst & Young LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The exhibits listed below are furnished as exhibits to this Amendment No. 1 to the Annual Report on Form 10-K.

Incorporation by Reference
Exhibit No.	Description	Schedule/ Form	File Number	Exhibit	File Date

31.3*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14a
31.4*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14a
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Name	Title	Date

/s/ James McCullough	Chief Executive Officer and Chairman of the Board	October 6, 2023
James McCullough	(Principal Executive Officer)

/s/ O. James Sterling	Chief Financial Officer	October 6, 2023
O. James Sterling	(Principal Financial Officer and Principal Accounting Officer)

*	Chief Technical Officer and Director	October 6, 2023
Fergus Fleming

*	Director	October 6, 2023
Catherine Coste

*	Director	October 6, 2023
Daniel J. Levangie

*	Director	October 6, 2023
Erik Lium, Ph.D.

*	Director	October 6, 2023
Christopher Mills

*	Director	October 6, 2023
Chirag R. Parikh

*	Director	October 6, 2023
Timothy Scannell

* By: /s/ James McCullough

James McCullough

Attorney-in-fact