Form 10-Q
period 2023-12-31
Renalytix plc
filed 2024-02-14
CIK 1811115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 13, 2024, there were 99,930,156 ordinary shares, nominal value £0.0025 per share, outstanding, which if all were held in ADS form would be represented by 49,956,078 American Depositary Shares, each representing two ordinary shares.

RENALYTIX PLC

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended December 31, 2023 (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “goal,” “target,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include statements about:

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
•
estimates of our sales, revenue, expenses, cash runway and capital requirements and our need for and ability to obtain additional financing;
•
our ability to continue as a going concern;
•
third-party payor reimbursement and coverage decisions;
•
the performance of our third-party suppliers and manufacturers,
•
our expectations regarding our ability to obtain, maintain and enforce intellectual property protection for our diagnostic products and our ability to operate our business without infringing on the intellectual property rights of others;
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
•
the potential direct or indirect impact of the COVID-19 pandemic and the Russia-Ukraine or Hamas-Israel armed conflict on the global economy and our business or operations;
•
our ability to satisfy the listing requirements of the NASDAQ Global Market;
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

ii

RENALYTIX PLC

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share data)	December 31, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$5,619	$24,682
Accounts receivable	1,370	776
Prepaid expenses and other current assets	1,261	1,424
Total current assets	8,250	26,882
Property and equipment, net	576	1,027
Right of Use Asset	102	159
Investment in VericiDx	1,220	1,460
Other Assets	1,128	1,101
Total assets	$11,276	$30,629

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,109	$1,485
Accounts payable – related party	707	1,451
Accrued expenses and other current liabilities	4,259	6,644
Accrued expenses – related party	3,673	1,963
Current lease liability	111	130
Convertible notes-current	3,063	4,463
Total current liabilities	13,922	16,136
Convertible notes-noncurrent	5,310	7,485
Noncurrent lease liability	—	41
Total liabilities	19,232	23,662

Commitments and contingencies (Note 10)

Shareholders’ equity:
Ordinary shares, £0.0025 par value per share: 107,189,897 shares authorized; 99,930,156 and 93,781,478 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	305	286
Additional paid-in capital	190,437	186,456
Accumulated other comprehensive loss	(1,734)	(1,450)
Accumulated deficit	(196,964)	(178,325)
Total shareholders’ (deficit) equity	(7,956)	6,967
Total liabilities and shareholders’ (deficit) equity	$11,276	$30,629

The accompanying notes are an integral part of these consolidated financial statements.

RENALYTIX PLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(in thousands, except share data)	2023	2022	2023	2022
Revenue	$709	$1,192	$1,168	$2,161
Cost of revenue	480	711	982	1,407
Gross profit	229	481	186	754
Operating expenses:
Research and development	3,225	3,326	6,012	7,083
General and administrative	5,339	6,810	11,398	15,060
Impairment loss on property and equipment	306	—	306	—
Performance of contract liability to affiliate	—	(7)	—	(19)
Total operating expenses	8,870	10,129	17,716	22,124
Loss from operations	(8,641)	(9,648)	(17,530)	(21,370)

Equity in net losses of affiliate	—	—	—	(9)
Foreign currency (loss) gain, net	(89)	(108)	200	699
Fair value adjustment to VericiDx investment	202	(345)	(245)	(1,199)
Fair value adjustment to convertible notes	(114)	(440)	(1,321)	(730)
Other income, net	161	97	261	211
Net loss before income taxes	(8,481)	(10,444)	(18,635)	(22,398)
Income tax (expense) benefit	(4)	—	(4)	1
Net loss	(8,485)	(10,444)	(18,639)	(22,397)

Net loss per ordinary share—basic	$(0.09)	$(0.14)	$(0.19)	$(0.30)
Net loss per ordinary share—diluted	$(0.09)	$(0.14)	$(0.19)	$(0.30)
Weighted average ordinary shares—basic	97,268,051	74,891,844	96,017,946	74,848,278
Weighted average ordinary shares—diluted	97,268,051	74,891,844	96,017,946	74,848,278

Other comprehensive income (loss):
Changes in the fair value of the convertible notes	—	(920)	75	(523)
Foreign exchange translation adjustment	(401)	588	(359)	(499)
Comprehensive loss	(8,886)	(10,776)	(18,923)	(23,419)

The accompanying notes are an integral part of these consolidated financial statements.

RENALYTIX PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
(in thousands, except share and per share data)	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balance at July 1, 2023	93,781,478	286	186,456	(1,450)	(178,325)	6,967
Shares issued for repayment of convertible bond	1,052,422	3	1,051	—	—	1,054
Vesting of RSUs	185,540	1	—	—	—	1
Stock-based compensation expense	—	—	524	—	—	524
Currency translation adjustment	—	—	—	42	—	42
Changes in the fair value of the convertible notes at fair value through other comprehensive income	—	—	—	75	—	75
Net loss	—	—	—	—	(10,154)	(10,154)
Balance at September 30, 2023	95,019,440	$290	$188,031	$(1,333)	$(188,479)	$(1,491)
Shares issued for repayment of convertible bond	4,835,388	15	1,928	—	—	1,943
Shares issued under employee stock purchase program	75,328	—	93	—	—	93
Stock-based compensation expense	—	—	385	—	—	385
Currency translation adjustment	—	—	—	(401)	—	(401)
Net loss	—	—	—	—	(8,485)	(8,485)
Balance at December 31, 2023	99,930,156	$305	$190,437	$(1,734)	$(196,964)	$(7,956)

	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
(in thousands, except share and per share data)	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balance at July 1, 2022	74,760,432	$228	$164,012	$(915)	$(132,718)	$30,607
Shares issued under the employee share purchase program	131,412	1	115	—	—	$116
Stock-based compensation expense	—	—	763	—	—	$763
Currency translation adjustments	—	—	—	(1,087)	—	$(1,087)
Changes in the fair value of the convertible notes at fair value through other comprehensive income	—	—	—	397	—	$397
Net loss	—	—	—	—	(11,953)	$(11,953)
Balance at September 30, 2022	74,891,844	$229	$164,890	$(1,605)	$(144,671)	$18,843
Stock-based compensation expense	—	—	818	—	—	$818
Currency translation adjustments	—	—	—	588	—	$588
Changes in the fair value of the convertible notes at fair value through other comprehensive income	—	—	—	(920)	—	$(920)
Net loss	—	—	—	—	(10,444)	$(10,444)
Balance at December 30, 2022	74,891,844	$229	$165,708	$(1,937)	$(155,115)	$8,885

The accompanying notes are an integral part of these consolidated financial statements.

RENALYTIX PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(18,639)	$(22,397)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	235	258
Impairment of property and equipment	306	—
Stock-based compensation	909	1,584
Equity in losses of affiliate	—	9
Reduction of Kantaro liability	—	(55)
Fair value adjustment to VericiDx investment	245	1,199
Unrealized foreign exchange gain	—	271
Realized foreign exchange gain	(163)	—
Fair value adjustment to convertible debt, net interest paid	1,059	730
Non cash lease expense	57	52
Changes in operating assets and liabilities:
Accounts receivable	(594)	81
Prepaid expenses and other current assets	45	494
Receivable from affiliates	—	(22)
Accounts payable	618	2,773
Accounts payable – related party	(744)	(1,083)
Accrued expenses and other current liabilities	(2,465)	1,367
Accrued expenses – related party	1,708	(566)
Deferred revenue	—	(46)
Net cash used in operating activities	(17,423)	(15,351)

Cash flows from investing activities:
Payment for long term deferred expense	—	(64)
Net cash used in investing activities	—	(64)

Cash flows from financing activities:
Payment of convertible notes principal	(1,660)	(1,648)
Payment of issuance costs	(5)	—
Proceeds from purchase of ordinary shares under employee share purchase plan	93	116
Net cash used in financing activities	(1,572)	(1,532)
Effect of exchange rate changes on cash	(68)	(570)
Net decrease in cash and cash equivalents	(19,063)	(17,517)
Cash and cash equivalents, beginning of period	24,682	41,333
Cash and cash equivalents, end of period	$5,619	$23,816
Supplemental noncash investing and financing activities:
Cash paid for interest on convertible debt	$249	$—

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

2. Liquidity and Going Concern

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $197.0 million as of December 31, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of KidneyIntelX or any future products currently in development.

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

3. Basis of presentation and summary of significant accounting policies

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.

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

The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. For the six months ended December 31, 2023, approximately 91% of all receivables related to KidneyIntelX testing revenue related to two customers and approximately 9% of receivables were due from other party payors. For the six months ended December 31, 2022, two customers made up 92% of the Company's receivables. The remaining 8% of receivables were due from other third party payors. The Company performs initial and ongoing credit reviews on customers, which involve consideration of the customers’ financial information, their location, and other factors to assess the customers’ ability to pay and reserved for $0.1 million of receivables as of December 31, 2023.

Fair value of financial instruments

At December 31, 2023 and June 30, 2023, the Company’s financial instruments included accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities. The carrying amounts of these assets and liabilities approximates fair value due to their short-term nature. The convertible notes are recorded at their estimated fair value.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2023 and June 30, 2023, the Company had cash and cash equivalents of $5.6 million and $24.7 million, respectively.

Accounts receivable

Accounts receivable are recorded at the invoice amount and are non-interest bearing. The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company reserved for $0.1 million of receivables as of December 31, 2023. The Company reserved for $0.1 million of receivables as of June 30, 2023.

Property and equipment

Property and equipment are recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives ranging from three to ten years. Expenditures for maintenance and repairs are expensed as incurred while renewals and betterments are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations. In November 2023 the Company consolidated lab operations which resulted in the $0.3 million impairment of property and equipment at the Company's Utah lab for the three and six months ended December 31, 2023. There was no impairment loss on property and equipment in the six months ended December 31, 2022.

Investments

VericiDx plc

The Company accounts for its ownership of VericiDx securities at fair value in accordance with ASC 321, Investments-Equity Securities, with changes in fair value recorded in earnings as the fair value of VericiDx's ordinary shares is readily determinable via the London Stock Exchange. Based on the closing stock price of VericiDx, the fair value of the investment in VericiDx was $1.2 million and $1.5 million at December 31, 2023 and June 30, 2023, respectively. During the three months ended December 31, 2023 and 2022, the Company recorded an increase in fair value of $0.2 million and a decrease in fair value of $0.3 million, respectively, in the consolidated statements of operations and comprehensive loss. During the six months ended December 31, 2023 and 2022, the Company recorded a decrease in fair value of $0.2 million and $1.2 million, respectively, in the consolidated statements of operations and comprehensive loss. The Company owned 5.8% of the ordinary shares of VericiDx at December 31, 2023 and June 30, 2023.

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

Software development costs

The Company follows the provisions of ASC 985, Software, which requires software development costs for software to marketed externally to be expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the software is available for general release and amortized over its estimated useful life of ten years. For the three and six months ended December 31, 2023 and 2022, there was no capitalization of research and development expenses related to software development to record. Technological feasibility is established upon the completion of a working model that has been validated.

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

The Company recorded an immaterial provision for income taxes for the three and six months ended December 31, 2023. The Company did not record a provision for income taxes for the three and six months ended December 31, 2022, as the Company has generated losses for such periods. The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets as of December 31, 2023. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

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

The dilutive effect of convertible securities is calculated using the if-converted method. Under the if-converted method, interest charges applicable to the convertible debt as well as nondiscretionary adjustments which include any expenses or charges that are determined based on the income (loss) for the period are added back to net income. The convertible debt is assumed to have been converted at the beginning of the period (or at time of issuance, if later). For the three and six months ended December 31, 2023, under the if-converted method, the add back of nondiscretionary adjustments and inclusion of potentially converted shares would be anti-dilutive.

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

4. Revenue

Testing services revenue

Each individual test is a performance obligation that is satisfied at a point in time upon completion of the testing process (when results are reported) which is when control passes to the customer and revenue is recognized. During the three and six months ended December 31, 2023, the Company recognized $0.7 million and $1.2 million, respectively, of testing services revenue. During the three and six months ended December 31, 2022, the Company recognized $1.0 million and $2.0 million, respectively, of testing services revenue. Sales tax and other similar taxes are excluded from revenues.

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

During the three and six months ended December 31, 2023, there was no pharmaceutical services revenue recognized. During each of the three and six months ended December 31, 2022, the Company recognized $0.2 million of pharmaceutical services revenue where performance obligations are satisfied at a point in time.

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

	Fair value measurement at
	reporting date using
(in thousands)	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
Assets:
Equity Securities	$1,220	$—	$—
Liabilities:
Convertible notes	$—	$—	$8,373
June 30, 2023
Assets:
Equity Securities	$1,460	$—	$—
Liabilities:
Convertible notes	$—	$—	$11,948

The Company accounts for its ownership of VericiDx securities at fair value in accordance with ASC 321, Investments-Equity Securities, with changes in fair value recorded in earnings as the fair value of VericiDx's ordinary shares is readily determinable via the London Stock Exchange. The Company owns 9,831,681 shares of VericiDx. Based on closing stock price of VericiDx, the fair value of the investment in VericiDx was $1.2 million and $1.5 million at December 31, 2023 and June 30, 2023, respectively.

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

The following table shows the fair value movements of the Notes for the six months ended December 31, 2023:

(in thousands)
Balance at July 1, 2023	$11,948
Change due to payment of principal and interest	(4,911)
Fair value adjustments	1,321
Change in credit risk	(75)
FX Impact	90
Balance at December 31, 2023	$8,373

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

6. Property and equipment, net and intangibles

Property and equipment consists of (in thousands):

(in thousands)	December 31, 2023	June 30, 2023
Lab equipment	$873	$1,142
Office equipment	124	124
Office furniture	1	35
Leasehold improvements	—	576
Total	998	1,877
Less accumulated depreciation	(422)	(850)
	$576	$1,027

Depreciation expense was $0.1 million and $0.2 million for the three and six months ended December 31, 2023, respectively. Depreciation expense was $0.1 million and $0.2 million for the three and six months ended December 31, 2022, respectively.

Software consists of (in thousands):

(in thousands)	December 31, 2023	June 30, 2023
Software (Included in Other Assets)	$1,535	$1,526
Less accumulated amortization	(570)	(476)
	$965	$1,050

As of December 31, 2023, the expected amortization expense for the next five years and thereafter is as follows:

(in thousands)
2024	$92
2025	184
2026	141
2027	126
2028	126
Thereafter	296
$965

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	December 31, 2023	June 30, 2023
Consulting and professional fees	$909	$442
Research and development	1,180	1,657
Payroll and related benefits	1,212	3,866
License and Royalty Expense	737	669
Other	221	10
	$4,259	$6,644

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

The Convertible Bond Investor is also permitted to defer up to two amortization payments to a subsequent amortization date. The Company retains the option to repay any deferred amortization in cash at 100 percent of the nominal amount. In July 2023, the Company made a cash amortization payment of $1.4 million, which consisted of $1.1 million of principal and $0.3 million of interest. Also in July 2023, the Convertible Bond Investor exercised its right to advance an amortization payment and the Company made an accelerated repayment of $1.06 million through the issuance of 526,211 ADSs. In October 2023, the Company made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 2,335,388 ordinary shares in the form of 150,000 ordinary shares and 1,092,694 ADSs. In December 2023, the Company made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 2,500,000 ordinary shares and a cash payment of $0.6 million. As of December 31, 2023, $13.8 million of principal was outstanding.

On issuance, the Company elected to account for the Bonds at fair value in accordance with ASC 815, Derivatives and Hedging, with qualifying changes in fair value being recognized through the statements of operations until the Bonds are settled. Changes in fair value related to instrument-specific credit risk are recognized through comprehensive loss until the Bonds are settled. The fair value of the bonds is determined using a scenario-based analysis that estimates the fair value based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders. Significant assumptions used in the fair value analysis include the volatility rate, risk-free rate, dividend yield and risky yield. The fair value of the Bonds was determined to be $16.9 million on issuance, which is the principal amount of the Bonds. On issuance, total debt issuance costs of $1.4 million were immediately expensed as a component of general and administrative expense in the consolidated statement of operations during the year ended June 30, 2022. As of December 31, 2023, the fair value of the Bonds was determined to be $8.5 million. During the three months ended December 31, 2023 and 2022, the Company recognized no change and a $0.9 million increase in fair value of the Notes related to the instrument-specific credit risk in comprehensive loss, respectively, and an increase in fair value related to non-instrument specific credit risk of $0.1 million and $0.4 million as a loss in the consolidated statement of operations, respectively. During six months ended December 31, 2023 and 2022, the Company recognized a decrease of $0.1 million and an increase of $0.5 million in the fair value of the Notes related to the instrument-specific credit risk in comprehensive loss, respectively, and an increase in fair value related to non-instrument specific credit risk of $1.3 million and $0.7 million as a loss in the consolidated statement of operations, respectively.

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

The following table shows the lease balance sheet classification of leases for the six months ended December 31, 2023 (in thousands):

(in thousands)	December 31, 2023	June 30, 2023
Assets
Operating lease right-of-use assets, net of accumulated amortization	$102	$159
Liabilities
Current
Operating lease liabilities, current	$111	$130
Non-current
Operating lease liabilities, non-current	$—	$41
Total lease liabilities	$111	$171

The following table shows the lease costs for the six months ended December 31, 2023 (in thousands):

Lease costs (in thousands)	Statement of operations classification	December 31, 2023	December 31, 2022
Operating lease costs	Operating expenses: research and development	$64	$64
Short term lease costs	Operating expenses: research and development	$48	$24
Short term lease costs	Operating expenses: general and administrative	$51	$72
Short term lease costs	Cost of goods sold	$173	$183
Total lease costs		$336	$343

Other information	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$64	$64
Remaining lease term - operating leases (in years)	0.9	1.9
Discount rate - operating leases	10%	10%

The following table shows the lease costs for the three months ended December 31, 2023 (in thousands):

Lease costs (in thousands)	Statement of operations classification	December 31, 2023	December 31, 2022
Operating lease costs	Operating expenses: research and development	$32	$33
Short term lease costs	Operating expenses: research and development	$17	$11
Short term lease costs	Operating expenses: general and administrative	$25	$34
Short term lease costs	Cost of goods sold	$92	$92
Total lease costs		$166	$170

Other information	December 31, 2023	Year Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$32	$33
Remaining lease term - operating leases (in years)	0.9	1.9
Discount rate - operating leases	10%	10%

The future minimum payments for noncancelable leases with terms in excess of one year as of December 31, 2023 are payable as follows (in thousands):

(in thousands)
2024	$116
2025	—
2026	—
Total minimum lease payments	$116
Less amounts representing interest	$(5)
Present value of lease liabilities	$111

10. Commitments and contingencies

Leases

Lease payments under operating leases as of December 31, 2023 and information about the Company’s lease arrangements are disclosed in Note 9, "Leases".

Employment agreements

The Company has entered into employment agreements with certain key executives providing for compensation and severance in certain circumstances, as set forth in the agreements.

Retirement plans

The Company maintains a defined contribution 401(k) retirement plan which covers all U.S. employees. Employees are eligible after three months of service. Under the 401(k) plan, participating employees may make contributions in an amount up to the limit set by the Internal Revenue Service on an annual basis. The Company has a safe harbor plan and makes contributions to employee accounts of 5% of compensation (as defined by the plan). The Company paid $0.1 million and $0.3 million in contributions for the three and six months ended December 31, 2023, respectively, and $0.1 million and $0.2 million for the three and six months ended December 31, 2022, respectively.

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

As part of the ISMMS SRA, the Company has agreed to fund several research projects to further develop the ISMMS Technology. The Company incurred expenses of $0.8 million and $1.8 million related to the ISMMS SRA for the three and six months ended December 31, 2023, respectively, and $0.0 million and $0.8 million under the ISMMS SRA for the three and six months ended December 31, 2022, respectively.

Mount Sinai Clinical Trial agreement

In July 2021, the Company entered into a Clinical Trial Agreement (the "CTA") with ISMMS. Under the CTA, ISMMS will undertake a sponsored clinical trial entitled, “A prospective decision impact trial of KidneyIntelX in patients with Type 2 diabetes and existing chronic kidney disease”. The clinical trial is to be conducted at ISMMS with Renalytix agreeing to pay ISMMS in accordance with the agreed upon budget. The clinical trial is expected to last up to four years with a total estimated budget of $3.2 million. As of December 31, 2023, amounts due to ISMMS under the CTA totaled $1.0 million, and $0.3 million and $0.6 million was expensed during the three and six months ended December 31, 2023, respectively. As of December 31, 2022, amounts due to ISMMS under the CTA totaled $0.2 million, and $0.0 million and $0.1 million was expensed during the three and six months ended December 31, 2022, respectively.

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

Under the terms of the Joslin Agreement, the Company is obligated to pay Joslin aggregate commercial milestone payments of $0.3 million and $1.0 million upon achieving worldwide net sales of licensed products and processes of $2.0 million and $10.0 million, respectively. The Company is also obligated to pay Joslin a 5% royalty on net sales of any licensed products or licensed processes, subject to customary reductions. Moreover, the Company is obligated to pay Joslin 25% of any consideration received from a sublicensee. The Company accrued $0.3 million related to achievement of the first sales milestone and accrued $0.4 million of royalties due to Joslin as of December 31, 2023 which were recorded as cost of revenue within the consolidated statement of operations. The Company accrued $0.3 million of royalties due to Joslin for the three months ended December 31, 2022.

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

Wake Forest/Atrium Health

In May 2021, the Company entered into a partnership with Atrium Health, Wake Forest Baptist Health and Wake Forest School of Medicine to implement an advanced clinical care model to improve kidney health and reduce kidney disease progression and kidney failure. Through these partnerships, KidneyIntelX access will be enabled to primary care physicians, endocrinologists, nephrologists and care teams in 37 hospitals and more than 1,350 care locations across the Carolinas and Georgia. Additionally, the Company entered into a five year clinical trial agreement with Wake Forest University Health Sciences to evaluate the clinical impact of KidneyIntelX on the management of patients with type 2 diabetes (T2D) and diabetic (chronic) kidney disease (stage 1-3). The total estimated cost of the clinical trial is $6.9 million. To date the Company has incurred $4.3 million in clinical trial costs which are recorded in the research and development line of the consolidated statement of operations. As part of the clinical trial, the Company has generated over 2,100 reportable patient results in the Atrium Wake Forest system across over 100 unique providers. As of December 31, 2023, the Company accrued $1.1 million related to the clinical trial agreement and expensed $0.5 million during the three months ended December 31, 2023. As of December 31, 2022, the Company accrued $0.5 million related to the clinical trial agreement and expensed $0.4 million during the three months ended December 31, 2022.

12. Shareholders’ equity

Ordinary shares

As of December 31, 2023, the Company had 107,189,897 ordinary shares authorized on a fully diluted basis. Each share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Ordinary shareholders are entitled to receive dividends as may be declared by the board of directors. From inception through December 31, 2023, no cash dividends have been declared or paid.

13. Share-based compensation

Equity Incentive Plan

In November 2018, Company established the Renalytix AI plc Share Option Plan (the “2018 Share Option Plan”) and a U.S. Sub-Plan and Non-Employee Sub-Plan. In July 2020, the Company's board of directors adopted and the Company's shareholders approved the 2020 Equity Incentive Plan (the “EIP”), which superseded the 2018 Share Option Plan. The equity incentive plan provides for the Company to grant options, restricted share awards and other share-based awards to employees, directors and consultants of the Company. As of December 31, 2023, there were 12,179,489 shares available for future issuance under the EIP.

The EIP is administered by the board of directors. The exercise prices, vesting and other restrictions are determined at their discretion, except that all options granted have exercise prices equal to the fair value of the underlying ordinary shares on the date of the grant and the term of stock option may not be greater than ten years from the grant date.

With respect to the options outstanding as of December 31, 2023:

•
5,968,095 options vest equally over twelve quarters following the grant date;
•
777,521 options vest 25% on the one year anniversary of the grant date and the remaining 75% equally over twelve quarters following the one year anniversary of the grant date;
•
301,625 options vest 25% on the one year anniversary of the grant date, 50% on the two year anniversary of the grant date, and 25% on the three year anniversary;
•
190,000 options vest one third on the one year anniversary of the grant date and the remaining two thirds equally over eight quarters following the one year anniversary of the grant date;
•
12,500 options vest quarterly over two years following the grant date; and
•
10,000 options vested on the vesting commencement date.

If options remain unexercised after the date one day before the tenth anniversary of grant, the options expire. On termination of employment, any options that remain unexercised are either forfeited immediately or after a delayed expiration period, depending on the circumstances of termination. Upon the exercise of awards, new ordinary shares are issued by the Company.

The Company recorded share-based compensation expense in the following expense categories in the consolidated statements of operations for the three and six months ended December 31, 2023 and 2022 (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
Research and development	$80	$113	$177	$180
General and administrative	$302	700	$726	1,396
Cost of revenue	$3	2	$6	2
	$385	$815	$909	$1,578

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options during the three months ended December 31, 2023 and 2022 were determined using the methods and assumptions discussed below.

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

For the six months ended December 31, 2023 and 2022, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	For the Six Months Ended December 31,
	2023	2022
Expected term (in years)	6.4	6.1
Expected volatility	74.3%	66.9%
Risk-free rate	4.3%	3.2%
Dividend yield	—%	—%

The weighted average fair value of the options granted during the three and six months ended December 31, 2023 and 2022 was $0.96 and $1.16 per share, respectively.

The following table summarizes the stock option granted to employees and non-employees for the six months ended December 31, 2023:

	Number of shares under option plan	Weighted- average exercise price per option	Weighted- average remaining contractual life (in years)
Outstanding at June 30, 2023	4,968,576	$4.50	6.7
Granted	2,673,296	$1.32
Exercised	—	$-
Forfeited	(380,568)	$5.48
Expired	(1,563)	$6.68
Outstanding at December 31, 2023	7,259,741	$3.29	7.3
Exercisable at December 31, 2023	4,452,018	$4.29	6.0
Vested and expected to vest at December 31, 2023	7,259,741	$3.29	7.3

As of December 31, 2023, there was $2.87 million in unrecognized compensation cost related to unvested options that will be recognized as expense over a weighted average period of 2.10 years. The aggregate intrinsic value of options outstanding and options exercisable at each of December 31, 2023 and December 31, 2022 was $0.

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

Under the ESPP, eligible employees can purchase the Company’s ordinary shares through accumulated payroll deductions at such times as are established by the board of directors or remuneration committee. Eligible employees may purchase the Company’s ordinary shares at 85% of the lower of the fair market value of the Company’s ordinary shares on the first day of the offering period or on the purchase date. Eligible employees may contribute up to 15% of their eligible compensation. Under the ESPP, a participant may not purchase more than $25,000 worth of the Company’s ordinary shares for each calendar year in which such rights are outstanding. During the six months ended December 31, 2023, 75,328 shares were purchased under the ESPP. During the six months ended December 31, 2022, 131,412 shares were purchased under the ESPP.

In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s ordinary shares at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.01 million during the six months ended December 31, 2023 related to the ESPP. The Company did not recognize compensation expense related to the ESPP for the three months ended December 31, 2023. The Company recognized share-based compensation expense of $0.02 million and $0.05 million in the three and six months ended December 31, 2022, respectively.

Restricted Stock Units

Activity for restricted stock units for the six months ended December 31, 2023 is as follows:

	Number of Restricted Stock Units	Weighted- average Grant Date Fair Value
Non-vested balance at June 30, 2023	40,340	$1.72
Granted	—	$-
Vested	(20,150)	$2.10
Forfeited	(9,045)	$1.69
Non-vested balance at December 31, 2023	11,145	$0.63

The total fair value of restricted stock units vested during the three months ended December 31, 2023 was $0.1 million. Restricted stock units vest upon the achievement of time-based service requirements.

At December 31, 2023, total unrecognized compensation expense related to non-vested restricted stock units was approximately $0.01 million. Unrecognized compensation expense relating to restricted stock units that are deemed probable of vesting is expected to be recognized over a weighted-average period of approximately 1.01 years.

14. Related-party transactions

EKF Diagnostic Holdings

During the three and six months ended December 31, 2023, the Company incurred expenses of $0.00 million and $0.01 million, respectively, related to employees of EKF who provided services to Renalytix. During the three and six months ended December 31, 2022, the Company incurred expenses of $0.03 million and $0.05 million, respectively, related to employees of EKF who provided services to Renalytix.

Icahn School of Medicine at Mount Sinai

In May 2018, the Company secured its cornerstone license agreement with ISMMS for research and clinical study work and intended commercialization by the Company (see Note 11). As part of the collaboration, ISMMS became a shareholder in the Company and has subsequently made equity investments both in the Company’s initial public offering (the "IPO") on AIM in November 2018, the subsequent sale of ordinary shares in July 2019 and the Company’s IPO on Nasdaq in July 2020 and private placements in April 2022 and February 2023. As of December 31, 2023, amounts due to ISMMS totaled $4.4 million and are included within accrued expenses and other current liabilities and accounts payable on the balance sheet. During the three and six months ended December 31, 2023, the Company incurred expenses of $1.1 million and $2.4 million, respectively, related to its obligations under the ISMMS license agreement. During the three and six months ended December 31, 2022, the Company incurred expenses of $0.00 million and $1.40 million, respectively, which are included in research and development expenses in the condensed consolidated statement of operations.

15. Net loss per ordinary share

Basic net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during each period. Diluted net loss per ordinary share includes the effect, if any, from the potential exercise or conversion of securities, such as options which would result in the issuance of incremental ordinary shares. Potentially dilutive securities outstanding as of December 31, 2023 and December 31, 2022 have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive. Therefore, the weighted average number of shares used to calculate both basic and diluted net loss per share are the same.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of ordinary shares outstanding as they would be anti-dilutive:

	For the Six Months Ended December 31,
	2023	2022
Stock options to purchase ordinary shares	7,259,741	4,977,699
Restricted stock units	22,290	179,960
Conversion of convertible note	4,625,019	2,071,264
	11,907,050	7,228,923

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

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation and U.S. and U.K. interest rates and the Russia-Ukraine and Hamas-Israel armed conflicts and related developments, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors.”

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

Recent Developments

•
During the three months ended December 31, 2023, we recognized $0.7 million of revenue related to sales of KidneyIntelX, compared to the previous quarter reported revenue of $0.5 million.
•
KidneyintelX.dkd, the first U.S. Food and Drug Administration (“FDA”), authorized in vitro prognostic test that uses an artificial intelligence-enabled algorithm to aid in assessment of the risk of progressive decline in kidney function, officially included in the lab fee schedule by Centers for Medicare & Medicaid Services (CMS) at $950 per test.
•
KidneyIntelX™ and kidneyintelX.dkd included in the proposed Local Coverage Determination (LCD) published by National Government Services (NGS) on February 8, 2024, and on the agenda for the LCD open public meeting on February 29, 2024.
•
NGS has resumed consistent payment for tests under individual claims review (ICR), allowing revenue recognition of 318 tests billed to Medicare (including prior period tests). Total billable volume of 734 tests during the second quarter (representing 69% of all tests in the period, including non-billable study tests).
•
Real-world evidence continues to demonstrate the benefits of KidneyIntelX early risk assessment as published in the Journal of Primary Care and Community Health, in which 12 months of care following KidneyIntelX prognostic testing was associated with clinical actions that led to significant improvement in care and outcomes including a 61% increase in kidney protective drug prescriptions among patients in the high-risk group.
•
Operating cost reductions commenced during the fiscal second quarter continued with a fiscal third quarter cash burn target approximately 33% less than in the prior quarter and approximately 50% less than in the first quarter of fiscal 2024.

NASDAQ Notices

On December 22, 2023, we received two written notices from The Nasdaq Stock Market, or Nasdaq, notifying us that (i) because the closing bid price for our ADSs was below $1.00 per ADS for at least 30 consecutive business days, we did not meet the $1.00 per ADS minimum bid price requirement of Nasdaq Listing Rule 5450(a)(1) the (“Minimum Bid Price Requirement”) and (ii) we are not in compliance with the requirement to maintain a minimum market value of listed securities (the “MVLS”) of $50,000,000 for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”).

The Notices have no immediate impact on the continued listing or trading of our ADSs on The Nasdaq Global Market, which will continue to be listed and traded on The Nasdaq Global Market, subject to our compliance with the other continued listing requirements.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A) and Nasdaq Listing Rule 5810(c)(3)(C), we have a compliance period of 180 calendar days, or until June 19, 2024 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement and the MVLS Requirement. To regain compliance with the Minimum Bid Price Requirement, the closing bid price of the ADSs must be at least $1.00 per ADS for a minimum of ten consecutive business days prior to the end of the Compliance Period. To regain compliance with the MVLS Requirement, our MVLS must close at $50,000,000 or more for a minimum of ten consecutive business days prior to the end of the Compliance Period.

If we do not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, we may be eligible for an additional 180 calendar day period to regain compliance during which we may transfer to The Nasdaq Capital Market, provided that we meet the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing thereon (except for the bid price requirement) based on our most recent public filings and market information and notify Nasdaq of our intent to cure the minimum bid price deficiency. If we meet the applicable requirements, Nasdaq may inform us that we have been granted an additional 180 calendar days to regain compliance with the Minimum Bid Price Requirement. If, however, it appears to Nasdaq that we will not be able to cure the minimum bid price deficiency, or if we are otherwise not eligible for listing on The Nasdaq Capital Market, Nasdaq could provide notice that our ADSs will become subject to delisting. In such event, Nasdaq rules would permit us to appeal the delisting determination to a Nasdaq Hearings Panel.

If we do not regain compliance with the MVLS Requirement by the end of the Compliance Period, Nasdaq will notify us that our securities are subject to delisting, at which point we may appeal the delisting determination to a Nasdaq hearings panel. We may also choose to transfer the listing of our ADSs to The Nasdaq Capital Market. In order to transfer, we must submit an on-line transfer application, pay a $5,000 application fee and meet The Nasdaq Capital Market’s continued listing requirements.

We intend to actively monitor our MVLS and the closing bid price of our ADS and may, if appropriate, implement available options to regain compliance with the MVLS Requirement and the Minimum Bid Price Requirement. There can be no assurance that we will be able to regain compliance with the MVLS Requirement or the Minimum Bid Price Requirement or maintain compliance with any other listing requirements.

Components of Results of Operations

Revenues

During the six months ended December 31, 2023, we continued to deploy KidneyIntelX to patient populations with DKD, on a regional basis through partnerships with healthcare systems and insurance payors that provide coverage to those healthcare systems’ patients. If these strategic partners fail to meet their key contractual obligations or to purchase KidneyIntelX tests, that will likely have an adverse effect on us and our ability to achieve our commercial objectives, potentially including the attainment of sales volumes leading to profitability.

Cost of Revenue

During the six months ended December 31, 2023, cost of revenue consists of costs directly attributable to the KidneyIntelX testing and services rendered, including labor, lab consumables and sample collection costs directly related to revenue generating activities.

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

Impairment loss on property and equipment

On a quarterly basis, the respective carrying value of non-financial assets are assessed for impairment indicators and, if ultimately considered impaired, are adjusted and written down to their fair value, as estimated based on consideration of external market participant assumptions.

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

Other Income (Expense)

Other income relates to interest income earned on our cash deposits and grant income earned for work performed under the Horizon Europe grant.

Consolidated Results of Operations

	Three Months Ended		Change 2023 vs. 2022
(in thousands, except share data)	December 31, 2023	December 31, 2022	Change	%
Revenue	$709	$1,192	$(483)	-41%
Cost of revenue	480	711	(231)	-32%
Gross profit	229	481	(252)	-52%
Operating expenses:
Research and development	3,225	3,326	(101)	-3%
General and administrative	5,339	6,810	(1,471)	-22%
Impairment loss on property and equipment	306	—	306	100%
Performance of contract liability to affiliate	—	(7)	7	-100%
Total operating expenses	8,870	10,129	(1,259)	-12%
Loss from operations	(8,641)	(9,648)	1,007	-10%

Foreign currency gain, net	(89.0)	(108)	19	-18%
Fair value adjustment to VericiDx investment	202.0	(345)	547	-159%
Fair value adjustment to convertible notes	(114.0)	(440)	326	-74%
Other income, net	161.0	97	64	66%
Net loss before income taxes	(8,481)	(10,444)	1,963	-19%
Income tax (expense) benefit	(4)	—	(4)	-
Net loss	(8,485)	(10,444)	1,959	-19%

Net loss per ordinary share—basic	$(0.09)	$(0.14)	$0.05	-37%
Net loss per ordinary share—diluted	$(0.09)	$(0.14)	$0.05	-37%
Weighted average ordinary shares—basic	97,268,051	74,891,844	22,376,207	30%
Weighted average ordinary shares—diluted	97,268,051	74,891,844	22,376,207	30%

Other comprehensive income (loss):
Changes in the fair value of the convertible notes	—	(920)	920	-100%
Foreign exchange translation adjustment	(401)	588	(989)	-168%
Comprehensive loss	(8,886)	(10,776)	1,890	-18%

Comparison of three months ended December 31, 2023 and 2022

Revenue

	Three Months Ended		Change 2023 vs.2022
(in thousands)	December 31, 2023	December 31, 2022	Change	%
Revenue	$709	$1,192	$(483)	-41%

During the three months ended December 31, 2023, we recognized $0.7 million of revenue related to sales of KidneyIntelX. During the three months ended December 31, 2022, we recognized $1.0 million revenue related to sales of KidneyIntelX and $0.2 million of revenue of pharmaceutical services revenue related to services performed for AstraZeneca. The $0.5 million decrease in revenue was primarily driven by a $0.3 million decrease in KidneyIntelX billable testing volumes due to the transition to a commercial billing structure under our arrangement with Mount Sinai and a decrease of $0.2 million of pharmaceutical services revenue.

Cost of Revenue

	Three Months Ended		Change 2023 vs.2022
(in thousands)	December 31, 2023	December 31, 2022	Change	%
Cost of revenue	$480	$711	$(231)	-32%

During the three months ended December 31, 2023, we recognized cost of revenue of $0.5 million primarily attributable to KidneyIntelX testing, including labor, lab consumables and sample collection costs related to revenue generating activities. We recognized $0.7 million of cost of revenue for the three months ended December 31, 2022. The $0.2 million decrease in cost of revenue was primarily driven by a decrease in KidneyIntelX billable testing volumes.

Research and Development Expenses

	Three Months Ended		Change 2023 vs.2022
(in thousands)	December 31, 2023	December 31, 2022	Change	%
Research and development expenses	$3,225	$3,326	$(101)	-3%

Research and development expenses decreased by $0.1 million from $3.3 million for the three months ended December 31, 2022 to $3.2 million for the three months ended December 31, 2023. The decrease was attributable to a $1.2 million decrease in compensation and related benefits, offset by a $1.1 million increase related to external R&D projects and studies with Mount Sinai, Wake Forest and Joslin.

General and Administrative Expenses

	Three Months Ended		Change 2023 vs.2022
(in thousands)	December 31, 2023	December 31, 2022	Change	%
General and administrative expenses	$5,339	$6,810	$(1,471)	-22%

General and administrative expenses decreased $1.5 million from $6.8 million for the three months ended December 31, 2022 to $5.3 million for the three months ended December 31, 2023. The decrease was driven by even further cost cutting measures, which resulted in a $1.7 million decrease in compensation and related benefits, including share-based payments, due to decreased headcount, and a $0.5 million decrease in other operating expenses, offset by a $0.5 million increase in legal fees and a $0.2 million increase in consulting and professional fees. We have implemented a plan to further reduce payroll expense and total general and administrative expenses while preserving our sales capacity.

Impairment loss on property and equipment

		Three Months Ended		Change 2023 vs.2022
(in thousands)		December 31, 2023	December 31, 2022	Change	%
Impairment loss on property and equipment	0	$306	$—	$306	100%

As part of the our cost saving plan, we consolidated lab operations which resulted in the $0.3 million impairment of property and equipment at our Utah lab for the six months ended December 31, 2023. There was no impairment loss on property and equipment in the six months ended December 31, 2022.

Foreign Currency Gain (Loss)

	Three Months Ended		Change 2023 vs.2022
(in thousands)	December 31, 2023	December 31, 2022	Change	%
Foreign currency gain, net	$(89)	$(108)	$19	-18%

During the three months ended December 31, 2023, we recognized a foreign currency loss of $0.1 million due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency. During the three months ended December 31, 2022, we recognized a foreign currency loss of $0.1 million primarily attributable to cash balances denominated in currencies other than our functional currency, GB Pounds.

Fair Value Adjustments to VericiDx Investment

	Three Months Ended		Change 2023 vs.2022
(in thousands)	December 31, 2023	December 31, 2022	Change	%
Fair value adjustment to VericiDx investment	$202	$(345)	$547	-159%

We account for the investment in VericiDx equity securities at fair value, with changes in fair value recognized in the income statement. During the three months ended December 31, 2023, we recorded a gain of $0.2 million to adjust the VericiDx investment to fair value. During the three months ended December 31, 2022, we recorded a loss of $0.3 million to adjust the VericiDx investment to fair value.

Fair Value Adjustment on Convertible Notes

	Three Months Ended		Change 2023 vs.2022
(in thousands)	December 31, 2023	December 31, 2022	Change	%
Fair value adjustment to convertible notes	$(114)	$(440)	$326	-74%

We elected to account for the Bonds (as defined below) at fair value with qualifying changes in fair value recognized through the statements of operations until the notes are settled. This excludes fair value adjustments related to instrument-specific credit risk, which are recognized in Other Comprehensive Income (Loss). For the three months ended December 31, 2023, we recorded a loss of $0.1 million to adjust the bonds to fair value. For the three months ended December 31, 2022 we recorded a loss of $0.4 million to adjust the bonds to fair value. The change in fair value of the bond was driven by a decrease in term to maturity, increase in risk free rate and change in stock price.

Other Income

	Three Months Ended		Change 2023 vs.2022
(in thousands)	December 31, 2023	December 31, 2022	Change	%
Other income, net	$161	$97	$64	66%

During the three months ended December 31, 2023 we recognized $0.2 million of other income which included $0.1 million of grant income and $0.1 million of interest income earned on our cash deposits. During the three months ended December 31, 2022, we realized $ 0.1 million of other income for additional services performed outside the scope of the operating agreement.

Consolidated Results of Operations

	Six Months Ended		Change 2023 vs. 2022
(in thousands, except share data)	December 31, 2023	December 31, 2022	Change	%
Revenue	$1,168	$2,161	$(993)	-46%
Cost of revenue	982	1,407	(425)	-30%
Gross profit	186	754	(568)	-75%
Operating expenses:
Research and development	6,012	7,083	(1,071)	-15%
General and administrative	11,398	15,060	(3,662)	-24%
Impairment loss on property and equipment	306	—	306	100%
Performance of contract liability to affiliate	—	(19)	19	-100%
Total operating expenses	17,716	22,124	(4,408)	-20%
Loss from operations	(17,530)	(21,370)	3,840	-18%

Equity in net losses of affiliate	—	(9)	9	-100%
Foreign currency gain, net	200	699	(499)	-71%
Fair value adjustment to VericiDx investment	(245)	(1,199)	954	-80%
Fair value adjustment to convertible notes	(1,321)	(730)	(591)	81%
Other income, net	261	211	50	24%
Net loss before income taxes	(18,635)	(22,398)	3,763	-17%
Income tax (expense) benefit	(4)	1	(5)	-515%
Net loss	(18,639)	(22,397)	3,758	-17%

Net loss per ordinary share—basic	$(0.19)	$(0.30)	$0.11	-36%
Net loss per ordinary share—diluted	$(0.19)	$(0.30)	$0.11	-36%
Weighted average ordinary shares—basic	97,268,051	74,848,278	22,419,773	30%
Weighted average ordinary shares—diluted	97,268,051	74,848,278	22,419,773	30%

Other comprehensive income (loss):
Changes in the fair value of the convertible notes	75	(523)	598	-114%
Foreign exchange translation adjustment	(359)	(499)	140	-28%
Comprehensive loss	(18,923)	(23,419)	4,496	-19%

Comparison of six months ended December 31, 2023 and 2022

Revenue

	Six Months Ended		Change 2023 vs.2022
(in thousands)	December 31, 2023	December 31, 2022	Change	%
Revenue	$1,168	$2,161	$(993)	-46%

During the six months ended December 31, 2023, we recognized $1.2 million of revenue related to sales of KidneyIntelX. During the six months ended December 31, 2022, we recognized $2.0 million revenue related to sales of KidneyIntelX and $0.2 million of revenue of pharmaceutical services revenue related to services performed for AstraZeneca. The $1.0 million decrease in revenue was primarily driven by a $0.8 million decrease in KidneyIntelX billable testing volumes due to the transition to a commercial billing structure under our arrangement with Mount Sinai and a decrease of $0.2 million of pharmaceutical services revenue.

Cost of Revenue

	Six Months Ended		Change 2023 vs.2022
(in thousands)	December 31, 2023	December 31, 2022	Change	%
Cost of revenue	$982	$1,407	$(425)	-30%

During the six months ended December 31, 2023, we recognized cost of revenue of $1.0 million primarily attributable to KidneyIntelX testing, including labor, lab consumables and sample collection costs related to revenue generating activities. We recognized $1.4 million of cost of revenue for the six months ended December 31, 2022. The $0.4 million decrease in cost of revenue was primarily driven by a decrease in KidneyIntelX billable testing volumes.

Research and Development Expenses

	Six Months Ended		Change 2023 vs.2022
(in thousands)	December 31, 2023	December 31, 2022	Change	%
Research and development expenses	$6,012	$7,083	$(1,071)	-15%

Research and development expenses decreased by $1.1 million from $7.1 million for the six months ended December 31, 2022 to $6.0 million for the six months ended December 31, 2023. The decrease was attributable to a $1.9 million decrease in compensation and related benefits, offset by a $0.4 million increase related to external R&D projects and studies with Mount Sinai, Wake Forest and Joslin, a $0.3 million increase related to consulting and professional fees, and $0.1 million increase in other miscellaneous expenses.

General and Administrative Expenses

	Six Months Ended		Change 2023 vs.2022
(in thousands)	December 31, 2023	December 31, 2022	Change	%
General and administrative expenses	$11,398	$15,060	$(3,662)	-24%

General and administrative expenses decreased $3.7 million from $15.1 million for the six months ended December 31, 2022 to $11.4 million for the six months ended December 31, 2023. The decrease was driven by even further cost cutting measures, which resulted in a $2.7 million decrease in compensation and related benefits, including share-based payments, due to decreased headcount, $0.6 million decrease in insurance costs, $0.4 million decrease in consulting and professional fees, $0.5 million decrease in other operating expenses, and a $0.2 million decrease in marketing, offset by a $0.7 million increase in legal fees. We have implemented a plan to further reduce payroll expense and total general and administrative expenses while preserving our sales capacity.

Impairment loss on property and equipment

	Six Months Ended		Change 2023 vs.2022
(in thousands)	December 31, 2023	December 31, 2022	Change	%
Impairment loss on property and equipment	$306	$—	$306	100%

As part of our cost saving plan, we consolidated lab operations which resulted in the $0.3 million impairment of property and equipment at our Utah lab for the six months ended December 31, 2023. There was no impairment loss on property and equipment in the six months ended December 31, 2022.

Foreign Currency Gain (Loss)

	Six Months Ended		Change 2023 vs.2022
(in thousands)	December 31, 2023	December 31, 2022	Change	%
Foreign currency gain, net	$200	$699	$(499)	-71%

During the six months ended December 31, 2023, we recognized a foreign currency gain of $0.2 million due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency. During the six months ended December 31, 2022, we recognized a foreign currency gain of $0.7 million primarily attributable to cash balances denominated in currencies other than our functional currency, GB Pounds.

Fair Value Adjustments to VericiDx Investment

	Six Months Ended		Change 2023 vs.2022
(in thousands)	December 31, 2023	December 31, 2022	Change	%
Fair value adjustment to VericiDx investment	$(245)	$(1,199)	$954	-80%

We account for the investment in VericiDx equity securities at fair value, with changes in fair value recognized in the income statement. During the six months ended December 31, 2023, we recorded a loss of $0.2 million to adjust the VericiDx investment to fair value. During the six months ended December 31, 2022, we recorded a loss of $1.2 million to adjust the VericiDx investment to fair value.

Fair Value Adjustment on Convertible Notes

	Six Months Ended		Change 2023 vs.2022
(in thousands)	December 31, 2023	December 31, 2022	Change	%
Fair value adjustment to convertible notes	$(1,321)	$(730)	$(591)	81%

We elected to account for the Bonds (as defined below) at fair value with qualifying changes in fair value recognized through the statements of operations until the notes are settled. This excludes fair value adjustments related to instrument-specific credit risk, which are recognized in Other Comprehensive Income (Loss). For the six months ended December 31, 2023, we recorded a loss of $1.3 million to adjust the bonds to fair value. For the six months ended December 31, 2022, we recorded a loss of $0.7 million to adjust the bonds to fair value. The change in fair value of the bond was driven by a decrease in term to maturity, increase in risk free rate and change in stock price.

Other Income (Expense)

	Six Months Ended		Change 2023 vs.2022
(in thousands)	December 31, 2023	December 31, 2022	Change	%
Other income, net	$261	$211	$50	24%

During the six months ended December 31, 2023, we recorded $0.3 million of other expenses which included $0.1 million of grant income and $0.2 million of interest income earned on our cash deposits. During the six months ended December 31, 2022, we recognized $0.2 million of other income for additional services performed outside the scope of the operating agreement.

Liquidity and Capital Resources

Since our inception, we have incurred net losses. We incurred net losses of $18.6 million and $ 22.4 million for the six months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $197.0 million.

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

To date, we have primarily financed our operations through equity and debt financings. As of December 31, 2023, we had cash and cash equivalents of $5.6 million. We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $197.0 million as of December 31, 2023. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of KidneyIntelX or any future products currently in development. As a result of our losses and our projected cash needs, substantial doubt exists about our ability to continue as a going concern within 12 months after the date that the financial statements are issued.

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

Going Concern

We have limited sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional capital and the effectiveness of our cost-cutting and other capital preservation measures. Without additional financing, we expect our cash and cash equivalents as of December 31, 2023, combined with additional cost reduction options available, will be sufficient to fund our operating expenses and capital expenditure requirements into early fiscal fourth quarter. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect or may fail in our efforts to enact additional cost reduction options. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization.

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

Cash Flows

The following table shows a summary of our cash flows from operations for the periods indicated (in thousands):

	For the Six Months Ended December 31,		Change 2023 vs. 2022
(in thousands, except share and per share amounts)	2023	2022	Change	%
Net cash used in operating activities	$(17,423)	$(15,351)	(2,072)	13%
Net cash used in investing activities	—	(64)	64	—
Net cash used in financial activities	(1,572)	(1,532)	(40)	3%
Effect of exchange rate changes on cash	(68)	(570)	502	-88%

Net cash used in operating activities

During the six months ended December 31, 2023, net cash used in operating activities was $17.4 million and was primarily attributable to our $18.6 million net loss as well as $2.6 million of noncash charges and $1.4 million net change in our operating assets and liabilities. Noncash charges were primarily related to $1.1 million fair value adjustment related to the bonds, $0.9 million in share-based compensation expense, $0.3 million of loss on write off of assets, $0.2 million fair value adjustment on our VericiDx investment, and $0.2 million of depreciation and amortization expense. The change in our operating assets and liabilities was primarily attributable to $0.9 million decrease in accrued expenses and other current liabilities, $0.5 million decrease in accounts receivables, prepaids and other current assets.

During the six months ended December 31, 2022, net cash used in operating activities was $15.4 million and was primarily attributable to our $22.4 million net loss including a $3.0 million net change in our operating assets and liabilities and $4.0 million in noncash charges. The change in our operating assets and liabilities was primarily attributable to a $2.5 million increase in accounts payable and accrued expenses and other current liabilities and a $0.5 million increase in prepaid expenses and other current assets. Noncash charges were primarily related to $1.6 million in share-based compensation, $1.2 million fair value adjustment of our VericiDx securities, $0.7 million fair value adjustment of our convertible debt, a $0.3 million unrealized foreign exchange loss and $0.2 million of depreciation and amortization.

Net cash provided by and used in investing activities

During the six months ended December 31, 2023, no cash was used in investing activities.

During the six months ended December 31, 2022, net cash used in investing activities was $0.1 million, attributable to the purchase of long term assets.

Net cash used in financing activities

During the six months ended December 31, 2023, net cash used in financing activities was $1.6 million and was primarily attributable to $1.7 million in cash used to pay down the principal of the Bonds, offset by $0.1 million in proceeds from the issuance of ordinary shares under our employee stock purchase program.

During the six months ended December 31, 2022, net cash used in financing activities was $0.9 million and was primarily attributable to $1.0 million in cash used to pay down the principal of the Bonds, offset by $0.1 million in proceeds from the issuance of ordinary shares under our employee stock purchase program.

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

Convertible Notes

In April 2022, we issued amortizing senior convertible bonds with a principal amount of $21.2 million in amortizing senior convertible bonds due in April 2027 (the “Bonds”) to Heights Capital Ireland LLC (the “Convertible Bond Investor”). The Bonds were issued at 85% par value with total net proceeds of $18.0 million and accrue interest at an annual rate of 5.5%, payable quarterly in arrears, in cash or ADSs valued at the ADS Settlement Price at our option. The principal and interest payments are due in equal quarterly installments starting in July 2022. The Bonds contain various conversion and redemption features. The initial conversion price for the Convertible Bonds of $8.70 has been set at a 20 percent premium to the Reference ADS Price. The Conversion Price may reset down at 12, 24 and 36 months, depending on share price performance, the Bonds have a hard floor in the conversion price of $7.25. As a result of the February 2023 private placement and pursuant to conditions of the bond agreement, the conversion price was adjusted to $8.2508 (previously $8.70) and the floor price was adjusted to $6.8757 (previously $7.25). Further, pursuant to conditions of the agreement, effective April 7, 2023, the conversion price was adjusted from $8.2508 to $7.7924. Between amortization dates, Heights Convertible Bond Investor retains the right to advance future amortization payments, provided that (a) there shall be no amortization advancements during the first 12 months, (b) no more than 2 amortization advancements may occur in any 12 month period, and (c) no more than 1 amortization advancement may occur in any 3 month period.

The Convertible Bond Investor is also permitted to defer up to two amortization payments to a subsequent amortization date. We retain the option to repay any deferred amortization in cash at 100 percent of the nominal amount. In July 2022, we made a cash amortization payment of $1.4 million, which consisted of $1.1 million of principal and $0.3 million of interest. In October 2022, the Convertible Bond Investor deferred the October amortization payment to maturity of the bond and we made an interest payment of $0.3 million. In January 2023, we made a cash amortization payment of $1.4 million, which consisted of $1.1 million of principal and $0.3 million of interest. In April 2023, we made a cash amortization payment of $1.4 million, which consisted of $1.1 million of principal and $0.3 million of interest. In October 2023, we made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 2,335,388 ordinary shares in the form of 150,000 Ordinary Shares and 1,092,694 ADSs. In December 2023, we made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 2,500,000 ordinary shares and a cash payment of $0.6 million. As of December 31, 2023, $13.8 million of principal was outstanding.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2023, have concluded that, as of such date, our disclosure controls and procedures were effective as described further below.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Without additional financing, we expect our cash and cash equivalents as of December 31, 2023, combined with additional cost reduction options available, will be sufficient to fund our operating expenses and capital expenditure requirements into early fiscal fourth quarter. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect or may fail in our efforts to enact additional cost reduction options. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization.

If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our ADSs, the delisting could adversely affect the market liquidity of our ADSs and the market price of our ADSs could decrease.

On December 22, 2023, we received two written notices from Nasdaq Stock Market, notifying us that (i) because the closing bid price for our ADSs was below $1.00 per ADS for at least 30 consecutive business days, we did not meet the $1.00 per ADS Minimum Bid Price Requirement and (ii) we are not in compliance with the requirement to maintain a minimum MVLS of $50,000,000 for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A).

The Notices have no immediate impact on the continued listing or trading of our ADSs on The Nasdaq Global Market, which will continue to be listed and traded on The Nasdaq Global Market, subject to our compliance with the other continued listing requirements.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A) and Nasdaq Listing Rule 5810(c)(3)(C), we have a compliance period of 180 calendar days, or until June 19, 2024, to regain compliance with the Minimum Bid Price Requirement and the MVLS Requirement. To regain compliance with the Minimum Bid Price Requirement, the closing bid price of the ADSs must be at least $1.00 per ADS for a minimum of ten consecutive business days prior to the end of the Compliance Period. To regain compliance with the MVLS Requirement, our MVLS must close at $50,000,000 or more for a minimum of ten consecutive business days prior to the end of the Compliance Period.

If we do not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, we may be eligible for an additional 180 calendar day period to regain compliance during which we may transfer to The Nasdaq Capital Market, provided that we meet the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing thereon (except for the bid price requirement) based on our most recent public filings and market information and notify Nasdaq of our intent to cure the minimum bid price deficiency. If we meet the applicable requirements, Nasdaq may inform us that we have been granted an additional 180 calendar days to regain compliance with the Minimum Bid Price Requirement. If, however, it appears to Nasdaq that we will not be able to cure the minimum bid price deficiency, or if we are otherwise not eligible for listing on The Nasdaq Capital Market, Nasdaq could provide notice that our ADSs will become subject to delisting. In such event, Nasdaq rules would permit us to appeal the delisting determination to a Nasdaq Hearings Panel.

If we are unable to satisfy the Nasdaq criteria for continued listing, our ADS would be subject to delisting. A delisting of our ADS could negatively impact us by, among other things, reducing the liquidity and market price of our ADS; reducing the number of investors willing to hold or acquire our ADS, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

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

RENALYTIX PLC

February 14, 2024	By:	/s/ James McCullough
	Name:	James McCullough
	Title:	Chief Executive Officer

February 14, 2024	By:	/s/ O. James Sterling
	Name:	O. James Sterling
	Title:	Chief Financial Officer (Principal Financial Officer)