Form 10-Q
period 2024-03-31
Renalytix plc
filed 2024-05-15
CIK 1811115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39387

Renalytix plc

(Exact name of Registrant as specified in its Charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Leman Street London, United Kingdom	E1W 9US
(Address of principal executive offices)	(Zip Code)

+44 20 3139 2910

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing two ordinary shares, nominal value £0.0025 per share	RNLX	The Nasdaq Stock Market, LLC
Ordinary shares, nominal value £0.0025 per share	*	The Nasdaq Stock Market, LLC*

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

As of May 14, 2024, there were 154,368,191 ordinary shares, nominal value £0.0025 per share, outstanding, which if all were held in ADS form would be represented by 77,184,096 American Depositary Shares, each representing two ordinary shares.

RENALYTIX PLC

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “goal,” “target,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include statements about:

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
•
the potential direct or indirect impact of COVID-19 and the Russia-Ukraine or Hamas-Israel armed conflict on the global economy and our business or operations;
•
our ability to satisfy the listing requirements of the NASDAQ Global Market;
•
the progress and potential outcome of our formal sale process (as referred to in Note 2 on Rule 2.6 of the City Code on Takeovers and Mergers);
•
our expectation that we will not be an investment company under applicable SEC interpretations;
•
the sufficiency of our existing cash, cash equivalents and short-term investments to fund our operations and capital expenditure requirements;

i

•
any other factors which may impact our financial results or future trading prices of our ADSs and ordinary shares and the impact of securities analysts’ reports on these prices; and
•
risks detailed under the caption “Risk Factors” in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (“SEC”), from time to time hereafter.

You should refer to the section titled "Part I, Item 1A. Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2023 (the “Annual Report on Form 10-K”) and the sections of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law, applicable regulations or the rules of the Nasdaq Stock Market LLC.

You should read this Quarterly Report, the documents that we reference in this Quarterly Report and the documents we have filed as exhibits to this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ii

RENALYTIX PLC

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share data)	March 31, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$4,704	$24,682
Accounts receivable	554	776
Prepaid expenses and other current assets	1,082	1,424
Total current assets	6,340	26,882
Property and equipment, net	230	1,027
Right of Use Asset	—	159
Investment in VericiDx	1,060	1,460
Other Assets	1,139	1,101
Total assets	$8,769	$30,629

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,101	$1,485
Accounts payable – related party	3,027	1,451
Accrued expenses and other current liabilities	4,273	6,644
Accrued expenses – related party	1,060	1,963
Current lease liability	78	130
Convertible notes-current	4,449	4,463
Total current liabilities	14,988	16,136
Convertible notes-noncurrent	4,892	7,485
Noncurrent lease liability	—	41
Total liabilities	19,880	23,662

Commitments and contingencies (Note 10)

Shareholders’ equity:
Ordinary shares, £0.0025 par value per share: 128,042,743 shares authorized; 119,916,187 and 93,781,478 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	368	286
Additional paid-in capital	194,786	186,456
Accumulated other comprehensive loss	(1,558)	(1,450)
Accumulated deficit	(204,707)	(178,325)
Total shareholders’ (deficit) equity	(11,111)	6,967
Total liabilities and shareholders’ (deficit) equity	$8,769	$30,629

The accompanying notes are an integral part of these consolidated financial statements.

RENALYTIX PLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(in thousands, except share data)	2024	2023	2024	2023
Revenue	$535	$724	$1,703	$2,885
Cost of revenue	601	603	1,583	2,010
Gross profit (loss)	(66)	121	120	875
Operating expenses:
Research and development	2,216	3,943	8,228	11,026
General and administrative	3,854	7,095	15,252	22,155
Impairment loss on property, equipment and other long-lived assets	417	—	723	—
Performance of contract liability to affiliate	—	—	—	(19)
Total operating expenses	6,487	11,038	24,203	33,162
Loss from operations	(6,553)	(10,917)	(24,083)	(32,287)

Equity in net losses of affiliate	—	—	—	(9)
Foreign currency gain (loss), net	15	(461)	215	238
Fair value adjustment to VericiDx investment	40	129	(205)	(1,070)
Fair value adjustment to convertible notes	(1,196)	(1,168)	(2,517)	(1,898)
Other (expense) income, net	(49)	310	212	521
Net loss before income taxes	(7,743)	(12,107)	(26,378)	(34,505)
Income tax (expense) benefit	—	1	(4)	2
Net loss	$(7,743)	$(12,106)	$(26,382)	$(34,503)

Net loss per ordinary share—basic	$(0.08)	$(0.14)	$(0.27)	$(0.44)
Net loss per ordinary share—diluted	$(0.08)	$(0.14)	$(0.27)	$(0.44)
Weighted average ordinary shares—basic	97,654,961	85,560,783	98,184,650	78,366,984
Weighted average ordinary shares—diluted	97,654,961	85,560,783	98,184,650	78,366,984

Other comprehensive income (loss):
Changes in the fair value of the convertible notes	$155	$593	$230	$70
Foreign exchange translation adjustment	21	505	(338)	6
Comprehensive loss	$(7,567)	$(11,008)	$(26,490)	$(34,427)

The accompanying notes are an integral part of these consolidated financial statements.

RENALYTIX PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
(in thousands, except share and per share data)	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balance at July 1, 2023	93,781,478	$286	$186,456	$(1,450)	$(178,325)	$6,967
Shares issued for repayment of convertible bond	1,052,422	3	1,051	—	—	1,054
Vesting of RSUs	185,540	1	—	—	—	1
Stock-based compensation expense	—	—	524	—	—	524
Currency translation adjustment	—	—	—	42	—	42
Changes in the fair value of the convertible notes at fair value through other comprehensive income	—	—	—	75	—	75
Net loss	—	—	—	—	(10,154)	(10,154)
Balance at September 30, 2023	95,019,440	$290	$188,031	$(1,333)	$(188,479)	$(1,491)
Shares issued for repayment of convertible bond	4,835,388	15	1,928	—	—	1,943
Shares issued under employee stock purchase program	75,328	—	93	—	—	93
Stock-based compensation expense	—	—	385	—	—	385
Currency translation adjustment	—	—	—	(401)	—	(401)
Net loss	—	—	—	—	(8,485)	(8,485)
Balance at December 31, 2023	99,930,156	$305	$190,437	$(1,734)	$(196,964)	$(7,956)
Shares issued in March 2024 Private placement, net	19,986,031	63	3,964	—	—	4,028
Stock-based compensation expense	—	—	385	—	—	385
Changes in the fair value of the convertible notes at fair value through other comprehensive income	—	—	—	155	—	155
Currency translation adjustment	—	—	—	21	—	21
Net loss	—	—	—	—	(7,743)	(7,743)
Balance at March 31, 2024	119,916,187	$368	$194,787	$(1,558)	$(204,708)	$(11,111)

	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
(in thousands, except share and per share data)	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balance at July 1, 2022	74,760,432	$228	$164,012	$(915)	$(132,718)	$30,607
Shares issued under the employee share purchase program	131,412	1	115	—	—	116
Stock-based compensation expense	—	—	763	—	—	763
Currency translation adjustments	—	—	—	(1,087)	—	(1,087)
Changes in the fair value of the convertible notes at fair value through other comprehensive income	—	—	—	397	—	397
Net loss	—	—	—	—	(11,953)	(11,953)
Balance at September 30, 2022	74,891,844	$229	$164,890	$(1,605)	$(144,671)	$18,843
Stock-based compensation expense	—	—	818	—	—	818
Currency translation adjustments	—	—	—	588	—	588
Changes in the fair value of the convertible notes at fair value through other comprehensive income	—	—	—	(920)	—	(920)
Net loss	—	—	—	—	(10,444)	(10,444)
Balance at December 30, 2022	74,891,844	$229	$165,708	$(1,937)	$(155,115)	$8,885
Shares issued under the February 2023 private placement	18,722,960	57	19,248	—	—	19,305
Shares issued under the employee share purchase program	166,674	—	145	—	—	145
Stock-based compensation expense	—	—	770	—	—	770
Currency translation adjustments	—	—	—	593	—	593
Changes in the fair value of the convertible notes through other comprehensive income	—	—	—	505	—	505
Net loss	—	—	—	—	(12,106)	(12,106)
Balance at March 31, 2023	93,781,478	$286	$185,871	$(839)	$(167,221)	$18,097

The accompanying notes are an integral part of these consolidated financial statements.

RENALYTIX PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(26,382)	$(34,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304	388
Impairment loss on property, equipment and other long-lived assets	723	—
Stock-based compensation	1,291	2,358
Equity in losses of affiliate	—	9
Reduction of Kantaro liability	—	(55)
Fair value adjustment to VericiDx investment	205	1,070
Unrealized foreign exchange loss	—	327
Realized loss on sale of ordinary shares in VericiDx	94	—
Realized foreign exchange gain	(144)	—
Fair value adjustment to convertible debt, net interest paid	2,255	1,898
Non cash lease expense	67	78
Changes in operating assets and liabilities:
Accounts receivable	222	154
Prepaid expenses and other current assets	310	(77)
Accounts payable	617	358
Accounts payable – related party	1,576	370
Accrued expenses and other current liabilities	(2,519)	2,704
Accrued expenses – related party	(904)	(485)
Deferred revenue	—	(46)
Net cash used in operating activities	(22,285)	(25,452)

Cash flows from investing activities:
Purchase of equipment	(3)	—
Payment for long term deferred expense	—	(59)
Net cash used in investing activities	(3)	(59)

Cash flows from financing activities:
Payment of convertible notes principal	(1,660)	(3,262)
Proceeds from issuance of ordinary shares in Private Placement	5,072	20,296
Payment of offering costs	(1,044)	(666)
Proceeds from purchase of ordinary shares under employee share purchase plan	93	116
Net cash provided by financing activities	2,461	16,484
Effect of exchange rate changes on cash	(151)	721
Net decrease in cash and cash equivalents	(19,978)	(8,306)
Cash and cash equivalents, beginning of period	24,682	41,333
Cash and cash equivalents, end of period	$4,704	$33,027
Supplemental noncash investing and financing activities:
Cash paid for interest on convertible debt	$249	$—

The accompanying notes are an integral part of these consolidated financial statements.

RENALYTIX PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business and risks

Renalytix PLC and its wholly-owned subsidiaries, (the “Company” or "Renalytix") is an artificial intelligence-enabled in vitro diagnostics company, focused on optimizing clinical management of kidney disease to drive improved patient outcomes and significantly lower healthcare costs. KidneyIntelX, the Company’s first-in-class diagnostic platform, employs a proprietary artificial intelligence-enabled algorithm that combines diverse data inputs, including validated blood-based biomarkers, inherited genetics and personalized patient data from EHR systems, to generate a unique patient risk score. Additionally, the Company plans to pursue collaborations with pharmaceutical companies and make ‘Pharmaceutical Services Revenue’ a core part of the business going forward with the goal of improving guideline-based standard-of-care for optimal utilization of existing and novel therapeutics using the KidneyIntelX testing platform and proprietary care management software.

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

2. Liquidity and Going Concern

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $204.7 million as of March 31, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of KidneyIntelX or any future products currently in development.

As a result of its losses and projected cash needs, substantial doubt exists about the Company’s ability to continue as a going concern. Substantial additional capital will be necessary to fund the Company's operations, expand its commercial activities and develop other potential diagnostic related products. The Company is seeking additional funding through public or private equity offerings, debt financings, other collaborations, strategic alliances and licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding, the Company may not be able to meet its obligations and could be required to delay, curtail or discontinue research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects.

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

The Company’s accounts receivables are derived from revenue earned from customers located in the U.S. For the nine months ended March 31, 2024, approximately 47% of all receivables related to KidneyIntelX testing revenue related to two customers and the remaining 53% of receivables were due from other third party payors. For the nine months ended March 31, 2023, approximately 73% of all receivables related to Mount Sinai, approximately 15% of all receivables related to Medicare claims and the remaining 12% of receivables were due from other third party payors. The Company performs initial and ongoing credit reviews on customers, which involve consideration of the customers’ financial information, their location, and other factors to assess the customers’ ability to pay and reserved for $0.1 million of receivables as of March 31, 2024.

Fair value of financial instruments

At March 31, 2024 and June 30, 2023, the Company’s financial instruments included accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities. The carrying amounts of these assets and liabilities approximates fair value due to their short-term nature. The convertible notes are recorded at their estimated fair value.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. As of March 31, 2024 and June 30, 2023, the Company had cash and cash equivalents of $4.7 million and $24.7 million, respectively.

Accounts receivable

Accounts receivable are recorded at the invoice amount and are non-interest bearing. The Company estimates expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company reserved for $0.1 million of receivables as of March 31, 2024. The Company reserved for $0.1 million of receivables as of June 30, 2023.

Property, equipment and other long-lived assets

Property and equipment are recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives ranging from three to ten years. Expenditures for maintenance and repairs are expensed as incurred while renewals and betterments are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations. In November 2023, the Company consolidated lab operations which resulted in a $0.3 million impairment of property and equipment at the Company's Utah lab. In February 2024, the Company performed a recoverability assessment and determined the entire $0.1 million right-of-use asset related to the Utah lease to be impaired, and in addition the Company further consolidated lab operations which resulted in a $0.3 million impairment of property and equipment at the Company's Florida lab. The Company recorded a $0.4 million impairment of property, equipment and other long-lived assets for the three months ended March 31, 2024 and a $0.7 million impairment for the nine months ended March 31, 2024. There was no impairment loss on property, equipment and other long-lived assets in the nine months ended March 31, 2023.

Investments

VericiDx plc

The Company accounts for its ownership of VericiDx securities at fair value in accordance with ASC 321, Investments-Equity Securities, with changes in fair value recorded in earnings as the fair value of VericiDx's ordinary shares is readily determinable via the London Stock Exchange. Based on the closing stock price of VericiDx, the fair value of the investment in VericiDx was $1.1 million and $1.5 million at March 31, 2024 and June 30, 2023, respectively.

In March 2024, the Company sold 750,000 ordinary shares of VericiDx for net proceeds of $0.1 million and a realized loss of $0.1 million. The Company did not sell any shares during the three and nine months ended March 31, 2023. During the three months ended March 31, 2024 and 2023, the Company recorded an increase in fair value of $0.04 million and $0.1 million, respectively, in the consolidated statements of operations and comprehensive loss. During the nine months ended March 31, 2024 and 2023, the Company recorded a decrease in fair value of $0.2 million and $1.1 million, respectively, in the consolidated statements of operations and comprehensive loss. The Company owned 3.7% of the ordinary shares of VericiDx at March 31, 2024, and owned 5.8% of ordinary shares of VericiDx at June 30, 2023.

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

Software development costs

The Company follows the provisions of ASC 985, Software, which requires software development costs for software marketed externally to be expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the software is available for general release and amortized over its estimated useful life of ten years. For the three and nine months ended March 31, 2024 and 2023, there was no capitalization of research and development expenses related to software development to record. Technological feasibility is established upon the completion of a working model that has been validated.

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

The Company recorded an immaterial provision for income taxes for the three and nine months ended March 31, 2024. The Company did not record a provision for income taxes for the three and nine months ended March 31, 2023, as the Company generated losses for such periods. The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets as of March 31, 2024. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the periods presented, changes in shareholders’ equity include foreign currency translation as well as changes in fair value of the convertible note due to changes in instrument specific credit risk. The change in instrument specific credit risk was calculated as the change in the risk yield from the convertible debt issuance date to the valuation date. The instrument specific credit risk at issuance date was calibrated such that the fair value of the convertible bond was equal to the issue price as of the issuance date. The risk yield was adjusted to reflect the change in credit spreads between the issuance date and the valuation date.

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

The dilutive effect of convertible securities is calculated using the if-converted method. Under the if-converted method, interest charges applicable to the convertible debt as well as nondiscretionary adjustments which include any expenses or charges that are determined based on the income (loss) for the period are added back to net income. The convertible debt is assumed to have been converted at the beginning of the period (or at time of issuance, if later). For the three and nine months ended March 31, 2024, under the if-converted method, the add back of nondiscretionary adjustments and inclusion of potentially converted shares would be anti-dilutive.

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

4. Revenue

Testing services revenue

Each individual test is a performance obligation that is satisfied at a point in time upon completion of the testing process (when results are reported) which is when control passes to the customer and revenue is recognized. During the three and nine months ended March 31, 2024, the Company recognized $0.5 million and $1.7 million, respectively, of testing services revenue. During the three and nine months ended March 31, 2023, the Company recognized $0.7 million and $2.7 million, respectively, of testing services revenue. Sales tax and other similar taxes are excluded from revenues.

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

During the three and nine months ended March 31, 2024, the Company recognized $0.04 million of pharmaceutical services revenue where performance obligations are satisfied at a point in time. During the three and nine months ended March 31, 2023, the Company recognized zero and $0.2 million, respectively, of pharmaceutical services revenue where performance obligations are satisfied at a point in time.

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

	Fair value measurement at
	reporting date using
(in thousands)	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Assets:
Equity Securities	$1,060	$—	$—
Liabilities:
Convertible notes	$—	$—	$9,341
June 30, 2023
Assets:
Equity Securities	$1,460	$—	$—
Liabilities:
Convertible notes	$—	$—	$11,948

The Company accounts for its ownership of VericiDx securities at fair value in accordance with ASC 321, Investments-Equity Securities, with changes in fair value recorded in earnings as the fair value of VericiDx's ordinary shares is readily determinable via the London Stock Exchange. In March 2024, the Company sold 750,000 ordinary shares of VericiDx for net proceeds of $0.1 million and a realized loss of $0.1 million. As of March 31, 2024, the Company owned 9,081,681 shares of VericiDx. Based on closing stock price of VericiDx, the fair value of the investment in VericiDx was $1.1 million and $1.5 million at March 31, 2024 and June 30, 2023, respectively.

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

The following table shows the fair value movements of the Notes for the nine months ended March 31, 2024:

(in thousands)
Balance at July 1, 2023	$11,948
Change due to payment of principal and interest	(4,911)
Fair value adjustments	2,517
Change in credit risk	(230)
FX Impact	17
Balance at March 31, 2024	$9,341

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

6. Property and equipment, net and intangibles

Property and equipment consists of:

(in thousands)	March 31, 2024	June 30, 2023
Lab equipment	$388	$1,142
Office equipment	127	124
Office furniture	—	35
Leasehold improvements	—	576
Total	515	1,877
Less accumulated depreciation	(285)	(850)
	$230	$1,027

Depreciation expense was $0.02 million and $0.2 million for the three and nine months ended March 31, 2024, respectively. Depreciation expense was $0.1 million and $0.3 million for the three and nine months ended March 31, 2023, respectively.

Software consists of:

(in thousands)	March 31, 2024	June 30, 2023
Software (Included in Other Assets)	$1,525	$1,526
Less accumulated amortization	(612)	(476)
	$913	$1,050

As of March 31, 2024, the expected amortization expense for the next five years and thereafter is as follows:

(in thousands)
2024	$46
2025	183
2026	140
2027	125
2028	125
Thereafter	294
$913

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	March 31, 2024	June 30, 2023
Consulting and professional fees	$940	$442
Research and development	1,286	1,657
Payroll and related benefits	1,052	3,866
License and Royalty Expense	761	669
Other	234	10
	$4,273	$6,644

8. Convertible Notes

In April 2022, the Company issued amortizing senior convertible bonds with a principal amount of $21.2 million in amortizing senior convertible bonds due in April 2027 (the "Bonds") to Heights Capital Ireland LLC (the "Convertible Bond Investor"). The Bonds were issued at 85% par value with total net proceeds of $18.0 million and accrue interest at an annual rate of 5.5%, payable quarterly in arrears, in cash or American Depositary Shares ("ADSs") valued at the ADS Settlement Price at the option of the Company. The principal and interest payments are due in equal quarterly installments starting in July 2022. The Bonds contain various conversion and redemption features. The initial conversion price for the Bonds of $8.70 has been set at a 20 percent premium to the Reference ADS Price. The Conversion Price may reset down at 12, 24 and 36 months, depending on share price performance, and the Bonds have a hard floor in the conversion price of $7.25. As a result of the February 2023 private placement and pursuant to conditions of the bond agreement, the conversion price was adjusted to $8.2508 (previously $8.70) and the floor price was adjusted to $6.8757 (previously $7.25). Further, pursuant to conditions of the agreement, effective April 7, 2023, the conversion price was adjusted from $8.2508 to $7.7924. Between amortization dates, the Convertible Bond Investor retains the right to advance future amortization payments, provided that (a) there shall be no amortization advancements during the first 12 months, (b) no more than 2 amortization advancements may occur in any 12 month period, and (c) no more than 1 amortization advancement may occur in any 3 month period. On March 28, 2024, the Company entered into a second amendment and restatement agreement with the Convertible Bond Investor, which amended the terms of the Company’s existing bond agreement, dated March 31, 2022. The Bond Agreement Amendment amends the existing bond agreement to, among other things:

•
implement a beneficial ownership limitation whereby each bondholder, together with its affiliates, must not at any time own or acquire the beneficial ownership of more than 9.99% of the issued and outstanding ordinary shares of the Company;
•
adjust the bondholder’s’ maximum trading volume by removing a cap on the number of ADS that can be sold each day and reduces the length of certain non-trading periods applicable to the bondholders;
•
reduce certain market price observation periods to 5 days and 3 days (rather than 10 days and 5 days);
•
grant the holders of more than 50% of the principal amount of the bonds issued thereunder and then-outstanding (the “Majority Bondholders”) the right to defer the amortization payment scheduled for 7 April 2024 (the “April 2024 Amortized Payment Amount”) in addition to the deferrals already permitted as well as the right to accelerate the April 2024 Amortized Payment Amount if previously deferred in addition to the accelerations already permitted; and
•
in addition to the existing right to accelerate the next scheduled amortization payment, provide the Majority Bondholders the ability to accelerate any other future scheduled amortization payment, subject to certain limitations.

The Company performed an analysis and determined that the financial impact was immaterial as the amended and restated agreement was not substantially different than the previous agreement.

The Convertible Bond Investor is also permitted to defer up to two amortization payments to a subsequent amortization date. The Company retains the option to repay any deferred amortization in cash at 100 percent of the nominal amount. In July 2023, the Company made a cash amortization payment of $1.4 million, which consisted of $1.1 million of principal and $0.3 million of interest. Also in July 2023, the Convertible Bond Investor exercised its right to advance an amortization payment and the Company made an accelerated repayment of $1.06 million through the issuance of 526,211 ADSs. In October 2023, the Company made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 2,335,388 ordinary shares in the form of 150,000 ordinary shares and 1,092,694 ADSs. In December 2023, the Company made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 2,500,000 ordinary shares and a cash payment of $0.6 million. As of March 31, 2024, $13.8 million of principal was outstanding.

On issuance, the Company elected to account for the Bonds at fair value in accordance with ASC 815, Derivatives and Hedging, with qualifying changes in fair value being recognized through the statements of operations until the Bonds are settled. Changes in fair value related to instrument-specific credit risk are recognized through comprehensive loss until the Bonds are settled. The fair value of the bonds is determined using a scenario-based analysis that estimates the fair value based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders. Significant assumptions used in the fair value analysis include the volatility rate, risk-free rate, dividend yield and risky yield. The fair value of the Bonds was determined to be $16.9 million on issuance, which is the principal amount of the Bonds. On issuance, total debt issuance costs of $1.4 million were immediately expensed as a component of general and administrative expense in the consolidated statement of operations during the year ended June 30, 2022. As of March 31, 2024, the fair value of the Bonds was determined to be $9.3 million. During the three months ended March 31, 2024 and 2023, the Company recognized a $0.2 million decrease in fair value and a $0.6 million increase in fair value of the Notes related to the instrument-specific credit risk in comprehensive loss, respectively, and an increase in fair value related to non-instrument specific credit risk of $1.2 million and $1.2 million as an increase in fair value to non-instrument specific credit risk in the consolidated statement of operations, respectively. During nine months ended March 31, 2024 and 2023, the Company recognized a decrease of $0.2 million and $0.1 million in the fair value of the Notes related to the instrument-specific credit risk in comprehensive loss, respectively, and an increase in fair value related to non-instrument specific credit risk of $2.5 million and $1.9 million as a loss in the consolidated statement of operations, respectively.

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

The Company leased lab space in Salt Lake City, UT, under a five-year lease, the term of which commenced in November 2019. The Company has measured its right-of-use assets and lease liabilities based on lease terms ending in October 2024. The Company performed a recoverability assessment and determined the entire $0.1 million right-of-use asset to be impaired and recorded a loss within the impairment loss on property, equipment, and other long-lived assets line of the statement of operations for the three and nine months ended March 31, 2024.

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

The Company leased lab space in St. Petersburg, FL from under an initial one-year term, the term of which commenced in January 2022. The Company has classified this lease as a short-term lease as the Company concluded that the noncancelable terms of this lease was less than one year at the commencement and none of the Company's renewals or amendments were for additional noncancelable terms greater than one year. The St. Petersburg, FL lease expired in the quarter ended March 31, 2024.

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

The following table shows the lease balance sheet classification of leases for the nine months ended March 31, 2024:

(in thousands)	March 31, 2024	June 30, 2023
Assets
Operating lease right-of-use assets, net of accumulated amortization	$—	$159
Liabilities
Current
Operating lease liabilities, current	$78	$130
Non-current
Operating lease liabilities, non-current	$—	$41
Total lease liabilities	$78	$171

The following table shows the lease costs for the nine months ended March 31, 2024 (in thousands):

Lease costs (in thousands)	Statement of operations classification	March 31, 2024	March 31, 2023
Operating lease costs	Operating expenses: research and development	$75	$97
Short term lease costs	Operating expenses: research and development	59	32
Short term lease costs	Operating expenses: general and administrative	84	106
Short term lease costs	Cost of goods sold	263	283
Right of Use Asset	Operating expenses: impairment loss	92	—
Total lease costs		$573	$518

Other information	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$75	$97
Remaining lease term - operating leases (in years)	0.6	1.6
Discount rate - operating leases	10%	10%

The following table shows the lease costs for the three months ended March 31, 2024 (in thousands):

Lease costs (in thousands)	Statement of operations classification	March 31, 2024	March 31, 2023
Operating lease costs	Operating expenses: research and development	$11	$32
Short term lease costs	Operating expenses: research and development	11	8
Short term lease costs	Operating expenses: general and administrative	33	33
Short term lease costs	Cost of goods sold	90	101
Right of Use Asset	Operating expenses: impairment loss	92	—
Total lease costs		$237	$174

Other information	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$11	$32
Remaining lease term - operating leases (in years)	0.6	1.6
Discount rate - operating leases	10%	10%

The future minimum payments for noncancelable leases with terms in excess of one year as of March 31, 2024 are payable as follows:

(in thousands)
2024	$81
2025	—
2026	—
Total minimum lease payments	$81
Less amounts representing interest	(3)
Present value of lease liabilities	$78

10. Commitments and contingencies

Leases

Lease payments under operating leases as of March 31, 2024 and information about the Company’s lease arrangements are disclosed in Note 9, "Leases".

Employment agreements

The Company has entered into employment agreements with certain key executives providing for compensation and severance in certain circumstances, as set forth in the agreements.

Retirement plans

The Company maintains a defined contribution 401(k) retirement plan which covers all U.S. employees. Employees are eligible after three months of service. Under the 401(k) plan, participating employees may make contributions in an amount up to the limit set by the Internal Revenue Service on an annual basis. The Company has a safe harbor plan and makes contributions to employee accounts of 5% of compensation (as defined by the plan). The Company paid $0.1 million and $0.4 million in contributions for the three and nine months ended March 31, 2024, respectively, and $0.1 million and $0.3 million for the three and nine months ended March 31, 2023, respectively.

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

As part of the ISMMS SRA, the Company has agreed to fund several research projects to further develop the ISMMS Technology. The Company incurred expenses of $0.6 million and $2.4 million related to the ISMMS SRA for the three and nine months ended March 31, 2024, respectively, and $0.8 million and $1.6 million under the ISMMS SRA for the three and nine months ended March 31, 2023, respectively.

Mount Sinai Clinical Trial agreement

In July 2021, the Company entered into a Clinical Trial Agreement (the "CTA") with ISMMS. Under the CTA, ISMMS will undertake a sponsored clinical trial entitled, “A prospective decision impact trial of KidneyIntelX in patients with Type 2 diabetes and existing chronic kidney disease”. The clinical trial is to be conducted at ISMMS with Renalytix agreeing to pay ISMMS in accordance with the agreed upon budget. The clinical trial is expected to last up to four years with a total estimated budget of $3.2 million. As of March 31, 2024, amounts due to ISMMS under the CTA totaled $0.9 million. The Company released $0.1 million of accruals as actual spend came in lower than initially budgeted, and $0.6 million was expensed during the three and nine months ended March 31, 2024, respectively. As of March 31, 2023, amounts due to ISMMS under the CTA totaled $0.3 million, and $0.2 million and $0.3 million was expensed during the three and nine months ended March 31, 2023, respectively.

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

Under the terms of the Joslin Agreement, the Company is obligated to pay Joslin aggregate commercial milestone payments of $0.3 million and $1.0 million upon achieving worldwide net sales of licensed products and processes of $2.0 million and $10.0 million, respectively. The Company is also obligated to pay Joslin a 5% royalty on net sales of any licensed products or licensed processes, subject to customary reductions. Moreover, the Company is obligated to pay Joslin 25% of any consideration received from a sublicensee. The Company accrued $0.3 million related to achievement of the first sales milestone and accrued $0.4 million of royalties due to Joslin as of March 31, 2024, which were recorded as cost of revenue within the consolidated statement of operations. The Company accrued $0.3 million related to achievement of the first sales milestone and accrued $0.3 million of royalties due to Joslin for the three months ended March 31, 2023.

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

Wake Forest/Atrium Health

In May 2021, the Company entered into a partnership with Atrium Health, Wake Forest Baptist Health and Wake Forest School of Medicine to implement an advanced clinical care model to improve kidney health and reduce kidney disease progression and kidney failure. Through these partnerships, KidneyIntelX access will be enabled to primary care physicians, endocrinologists, nephrologists and care teams in 37 hospitals and more than 1,350 care locations across the Carolinas and Georgia. Additionally, the Company entered into a five year clinical trial agreement with Wake Forest University Health Sciences to evaluate the clinical impact of KidneyIntelX on the management of patients with type 2 diabetes (T2D) and diabetic (chronic) kidney disease (stage 1-3). The total estimated cost of the clinical trial is $6.9 million. To date the Company has incurred $4.4 million in clinical trial costs which are recorded in the research and development line of the consolidated statement of operations. As part of the clinical trial, the Company has generated over 2,250 reportable patient results in the Atrium Wake Forest system across over 150 unique providers. As of March 31, 2024, the Company accrued $1.2 million related to the clinical trial agreement and expensed $0.04 million during the three months ended March 31, 2024. As of March 31, 2023, the Company accrued $0.6 million related to the clinical trial agreement and expensed $0.6 million during the three months ended March 31, 2023.

12. Shareholders’ equity

Ordinary shares

As of March 31, 2024, the Company had 128,042,743 ordinary shares authorized on a fully diluted basis. Each share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Ordinary shareholders are entitled to receive dividends as may be declared by the board of directors. From inception through March 31, 2024, no cash dividends have been declared or paid.

Private Placement

On March 12, 2024, the Company entered into a Placing Agreement (the “Placing Agreement”) with Stifel Nicolaus Europe Limited (the “Bookrunner” or “Stifel”), pursuant to which the Company agreed to allot and issue new ordinary shares (the “Placing Shares”) to certain investors (the “Placees”) in an unregistered offering (the “Private Placement”), up to an aggregate of 46,801,872 ordinary shares. On March 12, 2024, the Company announced that it successfully placed 46,801,872 ordinary shares with both UK and U.S. institutional investors, at a price of £0.20 pence per ordinary share, raising aggregate gross proceeds of approximately $12 million for the Company.

The Private Placement consisted of two tranches. The Company agreed to allot and issue in the first tranche of the Private Placement 19,986,031 Placing Shares at a placing price of £0.20 per Placing Share (the “First Tranche”). The First Tranche closed on March 14, 2024 raising aggregate gross proceeds of approximately $5 million for the Company.

In addition, the Company agreed to allot and issue in the second tranche of the Private Placement 26,815,841 Placing Shares at a placing price of £0.20 per Placing Share (the “Second Tranche”). The closing of the Second Tranche of the Private Placement was conditioned upon receipt of Shareholder Approval (as defined below) (the “Second Closing Trigger”).

Pursuant to the Placing Agreement, the Company agreed to hold a meeting of its shareholders (the “General Meeting”) to seek approval to give the Company’s directors authority to allot and issue the Placing Shares to be issued and sold in the Second Tranche of the Private Placement, to disapply statutory pre-emption rights in respect of such authority, and to seek approval under the Nasdaq rules (collectively, “Shareholder Approval”). The General Meeting was held on April 22, 2024, during which the Company received the requisite Shareholder Approval. The Second Tranche closed on April 24, 2024. Refer to footnotes 14 and 16 for more information about the Private Placement.

13. Share-based compensation

Equity Incentive Plan

In November 2018, Company established the Renalytix AI plc Share Option Plan (the “2018 Share Option Plan”) and a U.S. Sub-Plan and Non-Employee Sub-Plan. In July 2020, the Company's board of directors adopted and the Company's shareholders approved the 2020 Equity Incentive Plan (the “EIP”), which superseded the 2018 Share Option Plan. The equity incentive plan provides for the Company to grant options, restricted share awards and other share-based awards to employees, directors and consultants of the Company. As of March 31, 2024, there were 16,674,989 shares available for future issuance under the EIP.

The EIP is administered by the board of directors. The exercise prices, vesting and other restrictions are determined at their discretion, except that all options granted have exercise prices equal to the fair value of the underlying ordinary shares on the date of the grant and the term of stock option may not be greater than ten years from the grant date.

With respect to the options outstanding as of March 31, 2024:

•
5,968,095 options vest equally over twelve quarters following the grant date;
•
778,211 options vest 25% on the one year anniversary of the grant date and the remaining 75% equally over twelve quarters following the one year anniversary of the grant date;
•
490,000 options vest one third on the one year anniversary of the grant date and the remaining two thirds equally over eight quarters following the one year anniversary of the grant date;
•
295,000 options vest 25% at the end of the first quarter following Vesting Commencement Date and the remaining shares vest quarterly thereafter;
•
287,750 options vest 25% on the one year anniversary of the grant date, 50% on the two year anniversary of the grant date, and 25% on the three year anniversary;
•
285,000 options vest 12 months after the vesting commencement date;
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

The Company recorded share-based compensation expense in the following expense categories in the consolidated statements of operations for the three and nine months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023
Research and development	$72	$56	$249	$236
General and administrative	$311	$709	$1,037	$2,108
Cost of revenue	$2	$5	$8	$7
	$385	$770	$1,294	$2,351

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options during the three months ended March 31, 2024 and 2023 were determined using the methods and assumptions discussed below.

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

For the nine months ended March 31, 2024 and 2023, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	For the Nine Months Ended March 31,
	2024	2023
Expected term (in years)	6.3	6.1
Expected volatility	74.9%	66.9%
Risk-free rate	4.3%	3.2%
Dividend yield	—%	—%

The weighted average fair value of the options granted during the three and nine months ended March 31, 2024 and 2023 was $0.76 and $1.16 per share, respectively.

The following table summarizes the stock option granted to employees and non-employees for the nine months ended March 31, 2024:

	Number of shares under option plan	Weighted- average exercise price per option	Weighted- average remaining contractual life (in years)
Outstanding at June 30, 2023	4,968,576	$4.50	6.7
Granted	3,565,546	$1.05
Exercised	—	$-
Forfeited	(406,003)	$5.39
Expired	(1,563)	$6.63
Outstanding at March 31, 2024	8,126,556	$2.93	7.4
Exercisable at March 31, 2024	4,745,811	$4.09	6.0
Vested and expected to vest at March 31, 2024	8,126,556	$2.93	7.4

As of March 31, 2024, there was $2.57 million in unrecognized compensation cost related to unvested options that will be recognized as expense over a weighted average period of 1.96 years. The aggregate intrinsic value of options outstanding and options exercisable at each of March 31, 2024 and March 31, 2023 was $0.

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

Under the ESPP, eligible employees can purchase the Company’s ordinary shares through accumulated payroll deductions at such times as are established by the board of directors or remuneration committee. Eligible employees may purchase the Company’s ordinary shares at 85% of the lower of the fair market value of the Company’s ordinary shares on the first day of the offering period or on the purchase date. Eligible employees may contribute up to 15% of their eligible compensation. Under the ESPP, a participant may not purchase more than $25,000 worth of the Company’s ordinary shares for each calendar year in which such rights are outstanding. During the nine months ended March 31, 2024, 75,328 shares were purchased under the ESPP. During the nine months ended March 31, 2023, 298,086 shares were purchased under the ESPP.

In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s ordinary shares at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.01 million during the nine months ended March 31, 2024 related to the ESPP. The Company did not recognize compensation expense related to the ESPP for the three months ended March 31, 2024. The Company recognized share-based compensation expense of $0.03 million and $0.08 million in the three and nine months ended March 31, 2023.

Restricted Stock Units

Activity for restricted stock units for the nine months ended March 31, 2024 is as follows:

	Number of Restricted Stock Units	Weighted- average Grant Date Fair Value
Non-vested balance at June 30, 2023	40,340	$1.72
Granted	—	$-
Vested	(21,290)	$2.17
Forfeited	(9,315)	$1.69
Non-vested balance at March 31, 2024	9,735	$0.93

The total fair value of restricted stock units vested during the three months ended March 31, 2024 was $0.01 million. Restricted stock units vest upon the achievement of time-based service requirements.

At March 31, 2024, total unrecognized compensation expense related to non-vested restricted stock units was approximately $0.01 million. Unrecognized compensation expense relating to restricted stock units that are deemed probable of vesting is expected to be recognized over a weighted-average period of approximately 0.48 years.

14. Related-party transactions

EKF Diagnostic Holdings

During the three and nine months ended March 31, 2024, the Company incurred expenses of $0.01 million and $0.02 million, respectively, related to employees of EKF who provided services to Renalytix. During the three and nine months ended March 31, 2023, the Company incurred expenses of $0.03 million and $0.08 million, respectively, related to employees of EKF who provided services to Renalytix.

Icahn School of Medicine at Mount Sinai

In May 2018, the Company secured its cornerstone license agreement with Icahn School of Medicine at Mount Sinai ("ISMMS") for research and clinical study work and intended commercialization by the Company (see Note 11). As part of the collaboration, ISMMS became a shareholder in the Company and has subsequently made equity investments both in the Company’s initial public offering (the "IPO") on AIM in November 2018, the subsequent sale of ordinary shares in July 2019 and the Company’s IPO on Nasdaq in July 2020 and private placements in April 2022 and February 2023. As of March 31, 2024, amounts due to ISMMS totaled $4.1 million and are included within accrued expenses and other current liabilities and accounts payable on the balance sheet. During the three and nine months ended March 31, 2024, the Company incurred expenses of $0.8 million and $3.2 million, respectively, related to its obligations under the ISMMS license agreement. During the three and nine months ended March 31, 2023, the Company incurred expenses of $1.0 million and $1.4 million, respectively, which are included in research and development expenses in the condensed consolidated statement of operations.

Private Placement

On March 12, 2024, the Company entered into the Placing Agreement with Stifel, pursuant to which the Company agreed to allot and issue the Placing Shares to the Placees in the Private Placement, up to an aggregate of 46,801,872 ordinary shares. On March 12, 2024, the Company announced that it successfully placed 46,801,872 ordinary shares with both UK and U.S. institutional investors, at a price of £0.20 per ordinary share, raising aggregate gross proceeds of approximately $12 million for the Company (see Note 12).

ISMMS subscribed for a total 9,360,374 Ordinary Shares at £0.20 Ordinary Share in the Private Placement.

Christopher Mills, Non-Executive Chairman, and his related parties subscribed for a total of 4,000,000 Ordinary Shares at £0.20 Ordinary Share in the Private Placement.

15. Net loss per ordinary share

Basic net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during each period. Diluted net loss per ordinary share includes the effect, if any, from the potential exercise or conversion of securities, such as options which would result in the issuance of incremental ordinary shares. Potentially dilutive securities outstanding as of March 31, 2024 and March 31, 2023 have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive. Therefore, the weighted average number of shares used to calculate both basic and diluted net loss per share are the same.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of ordinary shares outstanding as they would be anti-dilutive:

	For the Nine Months Ended March 31,
	2024	2023
Stock options to purchase ordinary shares	8,126,556	4,977,699
Restricted stock units	19,470	179,960
Conversion of convertible note	4,625,019	2,071,264
	12,771,045	7,228,923

16. Subsequent events

The Company has evaluated subsequent events from the condensed consolidated balance sheet date through the date at which the condensed financial statements were available to be issued, and determined there are no other items requiring disclosure beyond those disclosed below.

On April 8, 2024, the Company announced a registered direct offering of ordinary shares at a purchase price equivalent to $0.75 per ADS ($0.375 per common stock share) (the "Fundraise"). The Fundraise was conducted by way of a securities purchase agreement between the Purchaser and the Company which consists of an initial tranche of 2,666,667 Ordinary Shares for gross proceeds of $1.0 million (the “Initial Tranche Shares”) with an optional subsequent tranche of Ordinary Shares at the option of the Purchaser. On April 22, 2024, the Company announced that of the Purchaser had exercised this option with respect to 1,333,334 Ordinary Shares (the "Subsequent Tranche Shares") at the same price as the Initial Tranche Shares, raising $0.5 million additional gross proceeds for the Company.

On April 10, 2024, the Company announced the repayment of $1.1 million of the Company's Bond through the issuance of an aggregate of 3,636,162 ordinary shares in the form of 1,818,081 ADSs. 3,636,162 ordinary shares were issued to settle the conversion of 1,818,081 ADSs. As of May 15, 2024, the principal remaining under the Bond was $12.7 million.

On April 25, 2024, the Company announced that the Second Tranche Placing Shares of 26,815,841 ordinary shares closed on April 24, 2024 (See Note 12). The Company's issued share capital consisted of 154,368,191 Ordinary Shares following the issuance of the Second Tranche Placing Shares of 26,815,841 Ordinary Shares.

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

Since our inception in March 2018, we have focused primarily on organizing and staffing our company, raising capital, developing the KidneyIntelX platform, conducting clinical validation studies for KidneyIntelX, establishing and protecting our intellectual property portfolio and commercial laboratory operations, pursuing regulatory approval and developing our reimbursement strategy. We have funded our operations primarily through equity and debt financings.

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

Joslin Diabetes Center

In July 2017, EKF entered into the Joslin Agreement, with Joslin. In October 2018, we purchased all of EKF’s rights, title, interest and benefit in the Joslin Agreement in exchange for the issuance of 15.4 million of our ordinary shares.

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

Recent Developments

•
KidneyIntelX included as only biomarker test for prognostic risk assessment in landmark update of international clinical practice guidelines (https://kdigo.org/guidelines/)
•
Medicare Local Coverage Determination draft issued for FDA-authorized kidneyintelX.dkd by Medicare contractor National Government Services (NGS) with final issuance expected in the near term
•
Formal launch of the FDA-authorized kidneyintelX.dkd in April 2024
•
Customer experience improvements implemented including simplified physician order requisition, increased patient access to national blood draw network, revamped marketing and education materials
•
New primary care sales force completed its first quarter of operations with a 33% quarter over quarter increase in independent primary care physician test order volume during the three months ended March 31, 2024
•
Appointed Howard Doran to president concurrent with organizational changes to focus to accelerating sales and marketing of FDA-authorized kidneyintelX.dkd test
•
Formal strategic sale process initiated with multiple potential acquirers now in discussions
•
Completed common stock equity financings raising aggregate gross proceeds of $13.5 million (including post-period activity)
•
Continued operating expense reduction with 50% year-over-year reduction in head count and approximately 40% total lower operating costs
•
With FDA and clinical guidelines achieved, process initiated for potential ex-U.S. partners to improve non-dilutive company cash position and expand incremental sales opportunities
•
U.S. government added the FDA-authorized kidneyintelX.dkd to 10-year Government-wide Acquisition Contract (GWAC) at a price of $950 per reportable result. The contract covers tests provided by any government healthcare facility
•
Total volume of 806 tests during the quarter, of which 82% were billable

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

Components of Results of Operations

Revenues

During the nine months ended March 31, 2024, we continued to deploy KidneyIntelX to patient populations with DKD, on a regional basis through partnerships with healthcare systems and insurance payors that provide coverage to those healthcare systems’ patients. If these strategic partners fail to meet their key contractual obligations or to purchase KidneyIntelX tests, that will likely have an adverse effect on us and our ability to achieve our commercial objectives, potentially including the attainment of sales volumes leading to profitability.

Cost of Revenue

During the nine months ended March 31, 2024, cost of revenue consists of costs directly attributable to the KidneyIntelX testing and services rendered, including labor, lab consumables and sample collection costs directly related to revenue generating activities.

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

Impairment loss on property, equipment and other long-lived assets

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

Fair Value Adjustments to VericiDx Investment

In October 2020, we completed a spin off VericiDx plc. ("VericiDx"), a developer of advanced clinical diagnostics for organ transplant and retained 9,831,681 ordinary shares of VericiDx. We account for the investment in VericiDx equity securities at fair value, with changes in fair value recognized in the income statement. In March 2024, we sold 750,000 ordinary shares of VericiDx for net proceeds of $0.1 million and a realized loss of $0.1 million. As of March 31, 2024, we own 9,081,681 shares of VericiDx.

Fair Value Adjustment on Convertible Notes

We elected to account for the Bonds (as defined below) at fair value with qualifying changes in fair value recognized through the statements of operations until the notes are settled.

Other Income (Expense)

Other income relates to interest income earned on our cash deposits and grant income earned for work performed under the Horizon Europe grant.

Consolidated Results of Operations

	Three Months Ended		Change 2024 vs. 2023
(in thousands, except share data)	March 31, 2024	March 31, 2023	Change	%
Revenue	$535	$724	$(189)	-26%
Cost of revenue	601	603	(2)	0%
Gross profit	(66)	121	(187)	-155%
Operating expenses:
Research and development	2,216	3,943	(1,727)	-44%
General and administrative	3,854	7,095	(3,241)	-46%
Impairment loss on property, equipment and other long-lived assets	417	—	417	100%
Total operating expenses	6,487	11,038	(4,551)	-41%
Loss from operations	(6,553)	(10,917)	4,364	-40%

Foreign currency gain, net	15	(461)	476	-103%
Fair value adjustment to VericiDx investment	40	129	(89)	-69%
Fair value adjustment to convertible notes	(1,196)	(1,168)	(28)	2%
Other (expense) income, net	(49)	310	(359)	-116%
Net loss before income taxes	(7,743)	(12,107)	4,364	-36%
Income tax (expense) benefit	—	1	(1)	-100%
Net loss	$(7,743)	$(12,106)	$4,363	-36%

Net loss per ordinary share—basic	$(0.08)	$(0.14)	$0.06	-44%
Net loss per ordinary share—diluted	$(0.08)	$(0.14)	$0.06	-44%
Weighted average ordinary shares—basic	97,654,961	85,560,783	12,094,177	14%
Weighted average ordinary shares—diluted	97,654,961	85,560,783	12,094,177	14%

Other comprehensive income (loss):
Changes in the fair value of the convertible notes	155	593	(438)	-74%
Foreign exchange translation adjustment	21	505	(484)	-96%
Comprehensive loss	(7,567)	(11,008)	3,441	-31%

Comparison of three months ended March 31, 2024 and 2023

Revenue

	Three Months Ended		Change 2024 vs. 2023
(in thousands)	March 31, 2024	March 31, 2023	Change	%
Revenue	$535	$724	$(189)	-26%

During the three months ended March 31, 2024, we recognized $0.5 million of revenue related to sales of KidneyIntelX and $0.04 million of pharmaceutical services revenue related to services performed for Eli Lilly and Company. During the three months ended March 31, 2023, we recognized $0.7 million revenue related to sales of KidneyIntelX and zero pharmaceutical services revenue. The $0.2 million decrease in revenue was primarily driven by a decrease in KidneyIntelX billable testing volumes due to the transition to a commercial billing structure under our arrangement with Mount Sinai.

Cost of Revenue

	Three Months Ended		Change 2024 vs. 2023
(in thousands)	March 31, 2024	March 31, 2023	Change	%
Cost of revenue	$601	$603	$(2)	0%

During the three months ended March 31, 2024, we recognized cost of revenue of $0.6 million primarily attributable to KidneyIntelX testing, including labor, lab consumables and sample collection costs related to revenue generating activities. We recognized $0.6 million of cost of revenue for the three months ended March 31, 2023.

Research and Development Expenses

	Three Months Ended		Change 2024 vs. 2023
(in thousands)	March 31, 2024	March 31, 2023	Change	%
Research and development expenses	$2,216	$3,943	$(1,727)	-44%

Research and development expenses decreased by $1.7 million from $3.9 million for the three months ended March 31, 2023 to $2.2 million for the three months ended March 31, 2024. The decrease was attributable to a $1.3 million decrease related to external R&D projects and studies with Mount Sinai, Wake Forest and Joslin, a decrease of $0.3 million in employee compensation and related benefits, and a $0.1 million decrease in other operating expenses as we continued to implement cost-saving measures.

General and Administrative Expenses

	Three Months Ended		Change 2024 vs. 2023
(in thousands)	March 31, 2024	March 31, 2023	Change	%
General and administrative expenses	$3,854	$7,095	$(3,241)	-46%

General and administrative expenses decreased $3.2 million from $7.1 million for the three months ended March 31, 2023 to $3.9 million for the three months ended March 31, 2024. The decrease was driven by even further cost cutting measures, which resulted in a $2.6 million decrease in employee compensation and related benefits, a $0.4 million decrease in other operating expenses, and a $0.3 million decrease in insurance costs. We have implemented a plan to further reduce payroll expense and total general and administrative expenses while preserving our sales capacity.

Impairment Loss on Property, Equipment and Other Long-Lived Assets

	Three Months Ended		Change 2024 vs. 2023
(in thousands)	March 31, 2024	March 31, 2023	Change	%
Impairment loss on property, equipment and other long-lived assets	$417	$—	$417	100%

As part of our cost saving plan, we consolidated lab operations which resulted in a $0.3 million impairment of property and equipment at our Florida lab and a $0.1 million impairment of the Utah right-of-use asset for the three months ended March 31, 2024. There was no impairment loss on property, equipment and other long-lived assets in the three months ended March 31, 2023.

Foreign Currency Gain (Loss)

	Three Months Ended		Change 2024 vs. 2023
(in thousands)	March 31, 2024	March 31, 2023	Change	%
Foreign currency gain (loss), net	$15	$(461)	$476	-103%

During the three months ended March 31, 2024, we recognized a foreign currency gain of $0.02 million due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency, GB Pounds. During the three months ended March 31, 2023, we recognized a foreign currency loss of $0.5 million primarily attributable to cash balances denominated in currencies other than our functional currency.

Fair Value Adjustments to VericiDx Investment

	Three Months Ended		Change 2024 vs. 2023
(in thousands)	March 31, 2024	March 31, 2023	Change	%
Fair value adjustment to VericiDx investment	$40	$129	$(89)	-69%

We account for the investment in VericiDx equity securities at fair value, with changes in fair value recognized in the income statement. During the three months ended March 31, 2024, we recorded a gain of $0.04 million to adjust the VericiDx investment to fair value. During the three months ended March 31, 2023, we recorded a gain of $0.1 million to adjust the VericiDx investment to fair value.

Fair Value Adjustment on Convertible Notes

	Three Months Ended		Change 2024 vs. 2023
(in thousands)	March 31, 2024	March 31, 2023	Change	%
Fair value adjustment to convertible notes	$(1,196)	$(1,168)	$(28)	2%

We elected to account for the Bonds at fair value with qualifying changes in fair value recognized through the statements of operations until the notes are settled. This excludes fair value adjustments related to instrument-specific credit risk, which are recognized in Other Comprehensive Income (Loss). For the three months ended March 31, 2024, we recorded a loss of $1.2 million to adjust the Bonds to fair value. For the three months ended March 31, 2023, we recorded a loss of $1.2 million to adjust the Bonds to fair value. The change in fair value of the bond was driven by a decrease in term to maturity, increase in risk free rate and change in stock price.

Other (Expense) Income

	Three Months Ended		Change 2024 vs. 2023
(in thousands)	March 31, 2024	March 31, 2023	Change	%
Other (expense) income, net	$(49)	$310	$(359)	-116%

During the three months ended March 31, 2024, we recognized $0.05 million of other expenses which included $0.03 million of grant income and $0.02 million of interest income earned on our cash deposits, offset by $0.1 million of realized loss on the sale of VericiDx shares. During the three months ended March 31, 2023, we realized $0.3 million of other income related expense reimbursement and $0.03 million of interest income.

Consolidated Results of Operations

	Nine Months Ended		Change 2024 vs. 2023
(in thousands, except share data)	March 31, 2024	March 31, 2023	Change	%
Revenue	$1,703	$2,885	$(1,182)	-41%
Cost of revenue	1,583	2,010	(427)	-21%
Gross profit	120	875	(755)	-86%
Operating expenses:
Research and development	8,228	11,026	(2,798)	-25%
General and administrative	15,252	22,155	(6,903)	-31%
Impairment loss on property, equipment and other long-lived assets	723	—	723	100%
Performance of contract liability to affiliate	—	(19)	19	-100%
Total operating expenses	24,203	33,162	(8,959)	-27%
Loss from operations	(24,083)	(32,287)	8,204	-25%

Equity in net losses of affiliate	—	(9)	9	-100%
Foreign currency gain, net	215	238	(23)	-10%
Fair value adjustment to VericiDx investment	(205)	(1,070)	865	-81%
Fair value adjustment to convertible notes	(2,517)	(1,898)	(619)	33%
Other income, net	212	521	(309)	-59%
Net loss before income taxes	(26,378)	(34,505)	8,127	-24%
Income tax (expense) benefit	(4)	2	(6)	-329%
Net loss	$(26,382)	$(34,503)	$8,121	-24%

Net loss per ordinary share—basic	$(0.27)	$(0.44)	$0.17	-39%
Net loss per ordinary share—diluted	$(0.27)	$(0.44)	$0.17	-39%
Weighted average ordinary shares—basic	98,184,650	78,366,984	19,817,666	25%
Weighted average ordinary shares—diluted	98,184,650	78,366,984	19,817,666	25%

Other comprehensive income (loss):
Changes in the fair value of the convertible notes	230	70	160	229%
Foreign exchange translation adjustment	(338)	6	(344)	-5733%
Comprehensive loss	(26,490)	(34,427)	7,937	-23%

Comparison of nine months ended March 31, 2024 and 2023

Revenue

	Nine Months Ended		Change 2024 vs. 2023
(in thousands)	March 31, 2024	March 31, 2023	Change	%
Revenue	$1,703	$2,885	$(1,182)	-41%

During the nine months ended March 31, 2024, we recognized $1.7 million of revenue related to sales of KidneyIntelX and $0.04 million of pharmaceutical services revenue related to services performed for Eli Lilly and Company. During the nine months ended March 31, 2023, we recognized $2.7 million revenue related to sales of KidneyIntelX and $0.2 million of pharmaceutical services revenue related to services performed for AstraZeneca. The $1.2 million decrease in revenue was primarily driven by a $1.0 million decrease in KidneyIntelX billable testing volumes due to the transition to a commercial billing structure under our arrangement with Mount Sinai and a decrease of $0.2 million of pharmaceutical services revenue.

Cost of Revenue

	Nine Months Ended		Change 2024 vs. 2023
(in thousands)	March 31, 2024	March 31, 2023	Change	%
Cost of revenue	$1,583	$2,010	$(427)	-21%

During the nine months ended March 31, 2024, we recognized cost of revenue of $1.6 million primarily attributable to KidneyIntelX testing, including labor, lab consumables and sample collection costs related to revenue generating activities. We recognized $2.0 million of cost of revenue for the nine months ended March 31, 2023. The $0.4 million decrease in cost of revenue was primarily driven by a decrease in KidneyIntelX billable testing volumes.

Research and Development Expenses

	Nine Months Ended		Change 2024 vs. 2023
(in thousands)	March 31, 2024	March 31, 2023	Change	%
Research and development expenses	$8,228	$11,026	$(2,798)	-25%

Research and development expenses decreased by $2.8 million from $11.0 million for the nine months ended March 31, 2023 to $8.2 million for the nine months ended March 31, 2024. The decrease was attributable to a $2.2 million decrease in employee compensation and related benefits, a $1.0 million decrease related to external R&D projects and studies with Mount Sinai, Wake Forest and Joslin, offset by a $0.2 million increase related to consulting and professional fees, and $0.2 million increase in other miscellaneous expenses.

General and Administrative Expenses

	Nine Months Ended		Change 2024 vs. 2023
(in thousands)	March 31, 2024	March 31, 2023	Change	%
General and administrative expenses	$15,252	$22,155	$(6,903)	-31%

General and administrative expenses decreased $6.9 million from $22.2 million for the nine months ended March 31, 2023 to $15.3 million for the nine months ended March 31, 2024. The decrease was driven by even further cost cutting measures, which resulted in a $5.2 million decrease in employee compensation and related benefits, including share-based payments, due to decreased headcount, $1.0 million decrease in insurance costs, $0.7 million decrease in other operating expenses, $0.5 million decrease in consulting and professional fees, and a $0.3 million decrease in marketing expenses, offset by a $0.8 million increase in legal fees. We have implemented a plan to further reduce payroll expenses and total general and administrative expenses while preserving our sales capacity.

Impairment Loss on Property, Equipment and Other Long-Lived Assets

	Nine Months Ended		Change 2024 vs. 2023
(in thousands)	March 31, 2024	March 31, 2023	Change	%
Impairment loss on property, equipment and other long-lived assets	$723	$—	$723	100%

As part of our cost saving plan, we consolidated lab operations which resulted in a $0.6 million impairment of property and equipment at our Utah and Florida labs and a $0.1 million impairment of the Utah right-of-use asset for the nine months ended March 31, 2024. There was no impairment loss on property, equipment and other long-lived assets in the nine months ended March 31, 2023.

Foreign Currency Gain

	Nine Months Ended		Change 2024 vs. 2023
(in thousands)	March 31, 2024	March 31, 2023	Change	%
Foreign currency gain, net	$215	$238	$(23)	-10%

During the nine months ended March 31, 2024, we recognized a foreign currency gain of $0.2 million due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency, GB Pounds. During the nine months ended March 31, 2023, we recognized a foreign currency gain of $0.2 million primarily attributable to cash balances denominated in currencies other than our functional currency.

Fair Value Adjustments to VericiDx Investment

	Nine Months Ended		Change 2024 vs. 2023
(in thousands)	March 31, 2024	March 31, 2023	Change	%
Fair value adjustment to VericiDx investment	$(205)	$(1,070)	$865	-81%

We account for the investment in VericiDx equity securities at fair value, with changes in fair value recognized in the income statement. During the nine months ended March 31, 2024, we recorded a loss of $0.2 million to adjust the VericiDx investment to fair value. During the nine months ended March 31, 2023, we recorded a loss of $1.1 million to adjust the VericiDx investment to fair value.

Fair Value Adjustment on Convertible Notes

	Nine Months Ended		Change 2024 vs. 2023
(in thousands)	March 31, 2024	March 31, 2023	Change	%
Fair value adjustment to convertible notes	$(2,517)	$(1,898)	$(619)	33%

We elected to account for the Bonds at fair value with qualifying changes in fair value recognized through the statements of operations until the notes are settled. This excludes fair value adjustments related to instrument-specific credit risk, which are recognized in Other Comprehensive Income (Loss). For the nine months ended March 31, 2024, we recorded a loss of $2.5 million to adjust the Bonds to fair value. For the nine months ended March 31, 2023, we recorded a loss of $1.9 million to adjust the Bonds to fair value. The change in fair value of the bond was driven by a decrease in term to maturity, increase in risk free rate and change in stock price.

Other Income

	Nine Months Ended		Change 2024 vs. 2023
(in thousands)	March 31, 2024	March 31, 2023	Change	%
Other income, net	$212	$521	$(309)	-59%

During the nine months ended March 31, 2024, we recorded $0.2 million of other income which included $0.2 million of interest income earned on our cash deposits and $0.1 million of grant income, offset by $0.1 million of realized loss on the sale of VericiDx shares. During the nine months ended March 31, 2023, we recognized $0.5 million of other income which included $0.4 million of other income related to Kantaro and expense reimbursement and $0.1 million of interest income.

Liquidity and Capital Resources

Since our inception, we have incurred net losses. We incurred net losses of $26.4 million and $34.5 million for the nine months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $204.7 million.

On March 12, 2024, we entered into a Placing Agreement (the “Placing Agreement”) with Stifel Nicolaus Europe Limited (the “Bookrunner” or “Stifel”), pursuant to which we agreed to allot and issue new ordinary shares, nominal value £0.0025 per ordinary share (the “Placing Shares”) to certain investors (the “Placees”) in an unregistered offering (the “Private Placement”), up to an aggregate of 46,801,872 ordinary shares, in two tranches.We allotted and issued 19,986,031 Placing Shares at a placing price of £0.20 per Placing Share (the “First Tranche”), which closed on March 14, 2024. Subsequent to obtaining the required shareholder approval, we allotted and issued 26,815,841 Placing Shares at a placing price of £0.20 per Placing Share (the “Second Tranche”), which closed on April 24, 2024. We received aggregate gross proceeds of approximately $12 million from the closing of the First Tranche and Second Tranche, before deducting fees and commissions to the Bookrunner and other offering expenses payable by us.

On April 5, 2024, we entered into a securities purchase agreement (the “DB Capital Purchase Agreement”) with an institutional investor pursuant to which we agreed to issue and sell, in a registered direct offering (the “Registered Direct Offering”) 2,666,667 ordinary shares, nominal value £0.0025 per share. Pursuant to the DB Capital Purchase Agreement, we also granted the investor an option to purchase up to 7,811,696 additional ordinary shares at the offering price of $0.375 per share. The purchase price of each ordinary share is $0.375. On April 18, 2024, the investor partially exercised the option to purchase 1,333,334 ordinary shares. The gross proceeds to the Company from the Registered Direct Offering were approximately $1.5 million, before deducting offering expenses payable by the Company. The Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-274733) that was filed with the SEC on September 28, 2023 and became effective on October 6, 2023, including the base prospectus contained therein, and a related prospectus supplement dated as of April 5, 2024 filed with the SEC.

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

To date, we have primarily financed our operations through equity and debt financings. As of March 31, 2024, we had cash and cash equivalents of $4.7 million. We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $204.7 million as of March 31, 2024. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of KidneyIntelX or any future products currently in development. As a result of our losses and our projected cash needs, substantial doubt exists about our ability to continue as a going concern within 12 months after the date that the financial statements are issued.

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

Going Concern

We have limited sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional capital and the effectiveness of our cost-cutting and other capital preservation measures. Without additional financing, we expect our cash and cash equivalents as of March 31, 2024, combined with additional cost reduction options available, will be sufficient to fund our operating expenses and capital expenditure requirements into early fiscal fourth quarter. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect or may fail in our efforts to enact additional cost reduction options. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization.

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

Cash Flows

The following table shows a summary of our cash flows from operations for the periods indicated (in thousands):

	For the Nine Months Ended March 31,		Change 2024 vs. 2023
(in thousands, except share and per share amounts)	2024	2023	Change	%
Net cash used in operating activities	$(22,285)	$(25,452)	3,167	-12%
Net cash used in investing activities	(3)	(59)	56	-95%
Net cash provided by financial activities	2,461	16,484	(14,023)	-85%
Effect of exchange rate changes on cash	(151)	721	(872)	-121%

Net cash used in operating activities

During the nine months ended March 31, 2024, net cash used in operating activities was $22.3 million and was primarily attributable to our $26.4 million net loss as well as $4.8 million of noncash charges and $0.7 million net change in our operating assets and liabilities. Noncash charges were primarily related to $2.3 million fair value adjustment related to the Bonds, $1.3 million in share-based compensation expense, $0.7 million of loss on write off of assets, $0.3 million of depreciation and amortization expense, and $0.2 million fair value adjustment on our VericiDx investment. The change in our operating assets and liabilities was primarily attributable to a $1.1 million decrease in accrued expenses and other current liabilities, offset by a $0.4 million increase in accounts receivables, prepaids and other current assets.

During the nine months ended March 31, 2023, net cash used in operating activities was $25.5 million and was primarily attributable to our $34.5 million net loss including a $3.0 million net change in our operating assets and liabilities and $6.1 million in noncash charges. The change in our operating assets and liabilities was primarily attributable to a $2.9 million increase in accounts payable and accrued expenses and other current liabilities and a $0.1 million increase in accounts receivable, prepaid expenses and other current assets. Noncash charges were primarily related to $2.4 million in share-based compensation, $1.1 million fair value adjustment of our VericiDx securities, $1.9 million fair value adjustment of our convertible debt, a $0.3 million unrealized foreign exchange loss, $0.3 million of depreciation and amortization and $0.1 million of non-cash lease expense.

Net cash used in investing activities

During the nine months ended March 31, 2024, net cash used investing activities was immaterial.

During the nine months ended March 31, 2023, net cash used in investing activities was $0.1 million, attributable to the payment of long term deferred expenses.

Net cash provided by financing activities

During the nine months ended March 31, 2024, net cash provided by financing activities was $2.5 million and was primarily attributable to $5.1 million in proceeds from the closing of the First Tranche of the Private Placement, $0.1 million in proceeds from the issuance of ordinary shares under our employee stock purchase program, offset by $1.7 million in cash used to pay down the principal of the Bonds and $1.0 million in cash paid for offering costs related to the issuance of ordinary shares.

During the nine months ended March 31, 2023, net cash from financing activities was $16.5 million and was primarily attributable to $20.3 million in gross proceeds from the issuance of ordinary shares and $0.1 million in proceeds from the issuance of ordinary shares under our employee stock purchase program offset by $3.2 million in cash used to pay down the principal and interest of the convertible debt and $0.7 million in cash paid for offering costs related to the issuance of ordinary shares.

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

Convertible Notes

In April 2022, we issued amortizing senior convertible bonds with a principal amount of $21.2 million in amortizing senior convertible bonds due in April 2027 (the “Bonds”) to CVI Investments, Inc. (the “Convertible Bond Investor”). The Bonds were issued at 85% par value with total net proceeds of $18.0 million and accrue interest at an annual rate of 5.5%, payable quarterly in arrears, in cash or ADSs valued at the ADS Settlement Price at our option. The principal and interest payments are due in equal quarterly installments starting in July 2022. The Bonds contain various conversion and redemption features. The initial conversion price for the Convertible Bonds of $8.70 has been set at a 20 percent premium to the Reference ADS Price. The Conversion Price may reset down at 12, 24 and 36 months, depending on share price performance, the Bonds have a hard floor in the conversion price of $7.25. As a result of the February 2023 private placement and pursuant to conditions of the bond agreement, the conversion price was adjusted to $8.2508 (previously $8.70) and the floor price was adjusted to $6.8757 (previously $7.25). Further, pursuant to conditions of the agreement, effective April 7, 2023, the conversion price was adjusted from $8.2508 to $7.7924. Between amortization dates, Heights Convertible Bond Investor retains the right to advance future amortization payments, provided that (a) there shall be no amortization advancements during the first 12 months, (b) no more than 2 amortization advancements may occur in any 12 month period, and (c) no more than 1 amortization advancement may occur in any 3 month period. On March 28, 2024, the Company entered into a second amendment and restatement agreement with the Convertible Bond Investor, which amended the terms of the Company’s existing bond agreement, dated March 31, 2022. The Company performed an analysis and determined that the financial impact was immaterial as the amended and restated agreement was not substantially different than the previous agreement.

The Convertible Bond Investor is also permitted to defer up to two amortization payments to a subsequent amortization date. We retain the option to repay any deferred amortization in cash at 100 percent of the nominal amount. In July 2022, we made a cash amortization payment of $1.4 million, which consisted of $1.1 million of principal and $0.3 million of interest. In October 2022, the Convertible Bond Investor deferred the October amortization payment to maturity of the bond and we made an interest payment of $0.3 million. In January 2023, we made a cash amortization payment of $1.4 million, which consisted of $1.1 million of principal and $0.3 million of interest. In April 2023, we made a cash amortization payment of $1.4 million, which consisted of $1.1 million of principal and $0.3 million of interest. In October 2023, we made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 2,335,388 ordinary shares in the form of 150,000 Ordinary Shares and 1,092,694 ADSs. In December 2023, we made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 2,500,000 ordinary shares and a cash payment of $0.6 million. As of March 31, 2024, $13.8 million of principal was outstanding. On April 11, 2024, we issued 3,636,162 Ordinary Shares in the form of 1,818,081 ADSs to the Convertible Bond Investor (the “April Repayment”), which settled the principal and interest amount due under the bonds on April 7, 2024. After settlement of the Repayment, the principal remaining under the Bonds was reduced by $1.06 million to $12.72 million. The Shares were issued without registration in reliance upon the exemption provided in Section 3(a)(9) of the Securities Act.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2024, have concluded that, as of such date, our disclosure controls and procedures were effective as described further below.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our review of potential strategic alternatives may not result in the approval or completion of any specific transaction or outcome, and the process of reviewing strategic alternatives or the outcome could adversely affect our business, financial condition, operations and stock price.

On March 4, 2024, we announced that we had received an unsolicited approach from a large and well-capitalized publicly listed strategic diagnostics company, which is in the process of evaluating an acquisition of the entire issued, and to be issued, share capital of the Company. Therefore, we have commenced a review of all available options, including a possible sale of the Company and/or our assets, and have commenced the Formal Sale Process. We have not yet established a timeline for completion of the strategic review process, and there is no assurance that the process will result in the approval or completion of any specific transaction or outcome. We are actively working with financial and legal advisors in connection with our review of potential strategic alternatives.

Any potential transaction or other strategic alternative would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing for a potential transaction on reasonable terms. The process of reviewing potential strategic alternatives, including optimization of our cost structure, is time consuming, may divert the attention of our board of directors and management from core business operations, and may be distracting and disruptive to our business operations and long-term planning, which may cause concern to our current or potential employees, investors, strategic partners and other stakeholders, and may have a material impact on our business and operating results or our internal controls and procedures, or result in increased volatility in our share price. We may incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. There can be no assurance that any potential transaction or other strategic alternative, if consummated, will provide greater value to our shareholders than that reflected in the current price of our ADSs or ordinary shares. Additionally, the outcome of the strategic review may adversely impact our business, cash flows, operations, financial condition and stock price. Until the review process is concluded or developments on the progress of the strategic review are disclosed, perceived uncertainties related to our future may result in the loss of potential business opportunities, volatility in the market price of our ADSs or ordinary shares, and difficulty attracting and retaining qualified employees and business partners.

Protections found in provisions under the United Kingdom City Code on Takeovers and Mergers may delay or discourage a takeover attempt, including attempts that may be beneficial to holders of our Ordinary Shares and ADSs.

The United Kingdom City Code on Takeovers and Mergers, or the City Code, applies, among other things, to an offer for a public limited company whose shares are admitted to trading on AIM. The Company is therefore subject to the City Code.

The City Code provides a framework within which takeovers of certain companies organized in the United Kingdom are regulated and conducted. The following is a brief summary of some of the most important rules of the City Code:

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

Our future capital needs are uncertain, and our independent registered public accounting firm has expressed in its report on our audited financial statements for the fiscal year ended June 30, 2023, a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain the required additional funding when needed. We may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

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

Without additional financing, we expect our cash and cash equivalents as of March 31, 2024, combined with additional cost reduction options available, will be sufficient to fund our operating expenses and capital expenditure requirements into early fiscal fourth quarter. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect or may fail in our efforts to enact additional cost reduction options. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization.

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

We may be required to register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940.

The rules and interpretations of the SEC and the courts, relating to the definition of "investment company" are very complex. While we currently intend to conduct our operations so that we will not be an investment company under applicable SEC interpretations, we can provide no assurance that the SEC would not take the position that the Company would be required to register under the Investment Company Act of 1940 (the “‘40 Act”) and comply with the ‘40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. We monitor our assets and income for compliance under the ‘40 Act and seek to conduct our business activities to ensure that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the ‘40 Act and corresponding SEC regulations. If we were to become an “investment company” and be subject to the restrictions of the ‘40 Act, those restrictions likely would require significant changes in the way we do business and add significant administrative costs and burdens to our operations. To ensure we do not fall within the ‘40 Act, we may need to take various actions which we might otherwise not pursue. These actions may include modifying our mixture of assets and income or a liquidation of certain of our assets.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None

Item 6. Exhibits, Financial Statement Schedules.

		Incorporation by Reference
Exhibit No.	Description	Schedule/ Form	File Number	Exhibit	File Date

3.1	Articles of Association	10-Q	001-39387	3.1	February 14, 2024
4.1	Reference is made to Exhibit 3.1
4.2	Form of Deposit Agreement	F-1/A	333-239414	4.1	July 13, 2020
4.3	Form of American Depositary Receipt (included in Exhibit 4.2)	F-1/A	333-239414	4.1	July 13, 2020
4.4	Description of Securities	20-F	001-39387	4.3	October 28, 2020
10.1	Placing Agreement dated March 12, 2024, by and between Renalytix plc and Stifel Nicolaus Europe Limited	8-K	001-39387	10.1	March 13, 2024
10.2	Bond Amendment Agreement, dated March 28, 2024, by and between Renalytix plc and CVI Investments, Inc.	8-K	001-39387	10.1	March 29, 2024
10.3	Form of Securities Purchase Agreement, dated April 5, 2024 by and among Renalytix plc and each of the purchasers party thereto	8-K	001-39387	10.1	April 9, 2024
10.4	Separation Agreement, dated April 17, 2024, by and between the Company and Tom McLain	8-K	001-39387	10.2	April 23, 2024
10.5	Letter Agreement, dated April 19, 2024, by and between the Company and DB Capital Partners Healthcare, L.P.	8-K	001-39387	10.1	April 23, 2024
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14a
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14a
32.1**	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RENALYTIX PLC

May 15, 2024	By:	/s/ James McCullough
	Name:	James McCullough
	Title:	Chief Executive Officer

May 15, 2024	By:	/s/ O. James Sterling
	Name:	O. James Sterling
	Title:	Chief Financial Officer (Principal Financial Officer)