Form 10-K
period 2024-06-30
Renalytix plc
filed 2024-09-30
CIK 1811115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

As of December 29, 2023, the aggregate market value of the Registrant’s ordinary shares, nominal value £0.0025 per share, held by non-affiliates of the Registrant, based on the closing price of the American Depositary Shares on the Nasdaq Global Market on December 29, 2023, was $14,024,875. The Registrant has no non-voting common equity.

As of September 16, 2024, there were 165,925,513 ordinary shares outstanding, which if all were held in ADS form would be represented by 82,912,756 American Depositary Shares, each representing two ordinary shares.

RENALYTIX PLC

ANNUAL REPORT ON FORM 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended June 30, 2024 (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “goal,” “target,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Annual Report are based upon information available to us as of the date of this Annual Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include statements about:

•
the ability to execute our plans for commercialization of KidneyIntelX;
•
the timing and plans for regulatory filings and decisions;
•
our plans to maintain regulatory approval of kidneyintelX.dkd and to further obtain and maintain regulatory approvals for other products from our KidneyIntelX platform;
•
the potential benefits of KidneyIntelX;
•
the market opportunities for KidneyIntelX and our ability to maximize those opportunities;
•
our business strategies and goals;
•
our ability and plans to establish and maintain partnerships and the projections of future test volume related to those partnerships;
•
our ability and plans to drive adoption of KidneyIntelX and integrate KidneyIntelX into clinical workflow;
•
estimates of our sales, revenue, expenses and capital requirements and our need for and ability to obtain additional financing;
•
our ability to continue as a going concern;
•
third-party payor reimbursement and coverage decisions;
•
the performance of our third-party suppliers and manufacturers;
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our diagnostic products and our ability to operate our business without infringing on the intellectual property rights of others;
•
our expectations regarding regulatory classification of KidneyIntelX, as well as the regulatory response to the marketing and promotion of KidneyIntelX;
•
the impact of guidelines and recommendations published by various organizations, including KDIGO 2023 Clinical Practice Guideline for Evaluation and Management of Chronic Kidney Disease, on the use of our products;
•
our expectations regarding developments relating to our competitors;
•
our ability to identify, recruit and retain key personnel;
•
the potential for breaches of data privacy, or disruptions in our information technology systems;
•
global economic trends, competition and geopolitical risks, including impacts from the ongoing conflict between Russia and Ukraine and the related sanctions and other measures, tensions across the Middle East, changes in the rates of investment or economic growth in key markets we serve, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and China or other countries, and related impacts on our operations and strategies;
•
risks involved in our operations such as supply chain issues, disruption of markets, changes in import and export laws, environmental regulations, currency restrictions and local currency exchange rate fluctuations
•
our ability to complete the previously announced fundraising through a placing, a subscription and a retail offer of new ordinary shares to new and existing institutional and other investors;

ii

•
the transition of the listing of our American Depositary Shares from The Nasdaq Stock Market LLC to its quotation on The OTCQX Market, including any assurance that a market for our American Depositary Shares will develop on The OTCQX Market;
•
our continuing qualification as a reporting company under the Securities Exchange Act of 1934 rather than as a “foreign private issuer” under U.S. federal securities laws;
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

iii

PART I

Item 1. Business.

Introductory Note

In this Annual Report, we use the terms “KidneyIntelX”, “KidneyIntelX Technology”, “KidneyIntelX Technology Platform” and “kidneyintelX.dkd.” When we refer to KidneyIntelX, we are referring to our diagnostic platform and any products developed based on this platform including our KidneyIntelX laboratory developed test offered as a testing service across the United States from our CLIA certified laboratories. When we refer to kidneyintelX.dkd, we are referring to the specific testing service from our KidneyIntelX technology platform or KidneyIntelX technology that has received De Novo marketing authorization from the U.S. Food and Drug Administration ("FDA") to assess risk of progressive kidney function decline in adults with type 2 diabetes and early-stage kidney disease. The FDA granted De Novo marketing authorization for kidneyintelX.dkd on June 29, 2023.

Overview

At Renalytix, we developed kidneyintelX.dkd, the first FDA authorized in-vitro prognostic test, comprising of blood biomarkers and an artificial intelligence-enabled algorithm, and used as an aid in assessment of the risk of progressive decline in kidney function. The test is designed to identify which patients are most at risk for significant sustained decline in kidney function in the early stages of disease. When used as intended, kidneyintelX.dkd can potentially support decisions regarding medical interventions early-on in the disease process, before major damage occurs and when therapies can be most effective thereby potentially avoiding kidney failure requiring long-term dialysis or kidney transplant. The current addressable market for kidneyintelX.dkd in the US is approximately 14 million patients with adult diabetes and diagnosed chronic kidney diseases. Globally the addressable market for kidneyintelX.dkd is estimated to be 260 million patients.

The kidneyintelX.dkd test received formal Medicare coverage in June of 2024 at $950 per test and has now received coverage by several major insurance plans including large state Blue Cross Blue Shield plans. It is expected that the majority of patients who meet the intended use for kidneyintelX.dkd in the US are over the age of 65 years and therefore are covered by the Medicare.

KidneyIntelX was included as a risk assessment tool for patients with early stage CKD in KDIGO (Kidney Disease, Improving Global Outcomes) 2024 Clinical Practice Guideline for the Evaluation and Management of Chronic Kidney Disease (CKD), published in April 2024.

Chronic kidney disease is one of the largest and urgent medical needs, affecting an estimated 850 million people globally and responsible for an unsustainable societal cost burden. We believe an important part of the answer is preventative medicine and the ability to identify individuals with advancing chronic kidney disease early, where new drug therapies and clinical strategies have the optimal chance to stop uncontrolled disease progression.

Recent Developments

This past year has seen the achievement of milestones necessary for broad commercial expansion of the use of the KidneyIntelX technology in select regions of the United States with high rates of diabetes and kidney disease. Key milestones include launching the FDA De Novo marketing authorized test, kidneyintelX.dkd, inclusion of KidneyIntelX for clinical use in the KDIGO 2023 Clinical Practice Guideline for Evaluation and Management of Chronic Kidney Disease, securing long term Medicare coverage at $950 per test for kidneyintelX.dkd, an expansion of commercial insurance coverage at the Medicare national payment rate of $950 per test, and publication of real world utility and outcomes data.

During this past year, Management has completed a series of operational restructurings that has resulted in new sales leadership, refinement of commercial strategy with an emphasis on direct to doctor sales, and a shift away from research & development activities related to clinical study and regulatory processes to a largely commercial sales focus. With the de-risking of major regulatory, reimbursement, clinical data and guidelines inclusion milestones, Management believes all major elements are in place to support continued sequential annual revenue growth.

Management is now completing the restructuring of the cost structure of the company which has resulted in a year over year 60% reduction in cash-burn rate, and a year over year 50% reduction in overhead.

Collectively as a result of crossing major commercial milestones, achievements of cost reductions, recent success with revenue growth and addition a of major new network of healthcare providers in September 2024, management now believes the Company can achieve financial break-even status in two years.

The Company is expected to close an equity financing in October 2024 that will increase balance sheet cash by approximately $14 million. Management projects that this equity financing, to be completed largely with a group of recognized institutional investment concerns, should provide more than adequate resources to significantly grow testing adoption and revenues and is adequate to cover operating costs through to profitability.

On June 29, 2023, the FDA granted De Novo marketing authorization granted for kidneyintelX.dkd for the assessment of risk of progressive kidney function decline in adults with diabetes and early-stage kidney disease (also referred to as diabetic kidney disease ("DKD"). An estimated 14 million Americans adults currently fall within the FDA authorized indicated use population for kidneyintelX.dkd. In the reporting period, we successfully transitioned our customers to the FDA approved test from the prior laboratory developed test (LDT) version, including upgrading of Sales & Marketing materials, optimization of internal processes, streamlining of Electronic Health Record interfaces with health systems and inclusion of kidneyintelX.dkd in insurance payor contracts.

Further, KidneyIntelX has been included in the published Kidney Disease Improving Global Outcomes (KDIGO) 2023 Clinical Practice Guideline for Evaluation and Management of Chronic Kidney Disease. KDIGO guideline development follows an explicit process to translate global scientific evidence review and appraisal into practical recommendations for clinicians and patients. The final version of these kidney disease guidelines highlights the importance of risk assessment in the early stage of disease and includes KidneyIntelX as the only in-vitro diagnostic test indicated for this purpose.

Importantly, these significant milestones in the diagnostic product lifecycle would not be achievable without establishing a comprehensive, peer reviewed portfolio of data publications covering four key areas: 1) clinical outcomes, 2) clinical utility, 3) health economics, and 4) performance validations. Since Renalytix achieved its first large capital infusion from listing on the London Stock Exchange nearly five years ago, we have invested heavily in these core categories of proof in support of the KidneyIntelX technology and believe we have exceeded standards for delivering an extensive data portfolio necessary to support broad-scale clinical use and insurance reimbursement. Significantly, in the reporting period, Real World Evidence (“RWE”) after 12 months of follow-up in 2,569 patients with Type 2 diabetes and diabetic kidney disease (“DKD”) at a major U.S. health system, was published in the Primary Care and Community Health journal. Results in the diverse cohort, including 27% black patients, demonstrate that use of KidneyIntelX was associated with clinical actions that led to a significant slowing of chronic kidney disease progression and improved Type 2 diabetes control, most notably in the highest risk patients. Improved kidney health was evidenced by reduction in the rate of kidney function decline (eGFR slope) and diabetes control was evidenced by improved A1C levels.

Our commercial model is focused on expanding clinical use in a limited group of regions in the United States with high rates of adult diabetes, where we have established comprehensive insurance coverage and where there are large physician networks and health systems available to enable outreach to large groups of primary care physicians. In the period, the regional focus has been on New York, Florida and Texas whereby the above conditions have been established. As we continue to demonstrate revenue growth and adoption, we will continue to add regions where the kidneyintelX.dkd service provision can demonstrate attractive return-on-investment and revenue growth potential.

Kidney disease is a worldwide public health crisis, resulting in more deaths per year than breast or prostate cancer. The National Kidney Foundation (the "NKF"), estimates that one-third of adults in the United States are at risk of developing kidney disease. Moreover, the kidney disease crisis is continuing to grow along with the increased prevalence of contributing risk factors. One of the most significant risk factors for developing CKD is diabetes. It is estimated that there are approximately 14 million adults with DKD in the United States, and DKD is the most common cause of End Stage Kidney Disease (ESKD) in most developed countries. Obesity is believed to account for 80% to 85% of the risk of developing type 2 diabetes. The worldwide prevalence of obesity nearly tripled between 1975 and 2016. Further, according to a 2019 study from the Harvard T.H. Chan School of Public Health, by 2030, it is estimated that about half of the U.S. adult population will be classified as obese and about a quarter as severely obese. This significant projected increase in the prevalence of obesity is expected to continue to drive an increase in diabetes, CKD, DKD and ESKD.

Managing a CKD population of this scale and the associated healthcare spending presents a unique healthcare system challenge, requiring a solution that provides a clearer understanding of clinical risk which can inform specific guideline-driven clinical actions. The ability to predict which patients will experience progressive and sustained kidney function decline or kidney failure (requiring initiation of long-term dialysis or kidney transplant), is critical to changing patient outcomes and health economics. Other methods for risk stratification of patients with CKD lack sufficient precision in predicting progressive kidney function decline, especially at earlier stages of the disease. This can exacerbate the occurrence of unexpected and expensive clinical events. In fact, up to 38% of patients with CKD initiate dialysis with little or no prior clinical specialist consultation, and up to 63% of patients with CKD initiate dialysis in an unplanned fashion with a central venous catheter and/or during emergency hospitalization, which we refer to as “dialysis crash.” This highlights the need for risk assessment as reflected in the updated KDIGO guidelines and a mechanism to identify potential instances of rapidly progressing CKD before it becomes critical to the patient’s health and costly to healthcare systems.

KidneyIntelX technology addresses this challenge as a first-in-class, artificial intelligence-enabled prognostic test to help guide care management for adults with DKD by reporting three discrete risk levels (low, moderate, and high) within the following five year period. This timely information on patient risk for progressive decline in kidney function within five years, provides independent information from the current standard of care measures and can be readily deployed at the primary care level where the vast majority of patients with early-stage disease are being treated.

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

In the reporting period, having crossed the significant technical, regulatory and reimbursement milestones, our executive team, sales and operations teams has been re-configured to reflect the transition to full commercialization of the FDA authorized kidneyintelX.dkd test.

Recent Clinical Publications and Presentations

A significant milestone was achieved with the publication of outcomes at 12 months following enrollment into the KidneyIntelX Real Word Evidence program. The publication titled “A Real-World Precision Medicine Program Including the KidneyIntelX Test Effectively Changes Management Decisions and Outcomes for Patients With Early-Stage Diabetic Kidney Disease” presented compelling data showing the multiple impacts early stage risk assessment by KidneyIntelX including risk based provider actions, therapy management and associated improvement in clinical outcomes.

Additional scientific, clinical and health economics data were published and/or presented in multiple scientific conferences including the American Society of Nephrology Kidney Week 2023, the National Kidney Foundation Spring Clinical Meeting 2024, American Diabetes Association 83rd Scientific Session in June 2024, and AMCP 2024.

Our strategy

Our goal is to lower healthcare costs and improve patient quality of life by transforming the paradigm for kidney disease risk assessment and clinical management through the use of the now FDA authorized kidneyintelX.dkd test. Core strategy elements to achieve this goal include the following:

•
Continue to Build Partnerships with Healthcare Systems to Optimize Direct to Physician Promotion. We are focused on building partnerships with healthcare systems through the engagement and support of their clinical leadership teams, which will enable us to efficiently initiate and deploy our test to patient populations with DKD and capitalize on our investment in a direct to physician promotional strategy. A key aspect of this is integration of the KidneyIntelX technology software platform with healthcare systems’ EHR systems. In the reporting period, we initiated an EHR integration program with AdvantageCare Physicians (ACPNY), a large provider network in the New York region, and expect to begin commercial implementation in the first half of FY2025.
•
Further Expand Insurance Payor Coverage. Having achieved long-term Medicare coverage through a Local Coverage Determination (LCD) granted through National Government Services in New York, we continue to successfully build pathways for payment for KidneyIntelX technology across a range of insurance payors in multiple states including from Medicaid and Blue Cross Blue Shield plans, and other private insurance companies. We believe we have reached critical scale of insurance payment in several key markets including in New York, Texas and Florida and remain focused on maximizing payor coverage and commercialization in these regions.
•
Build A Repository of Kidney Disease-Related Data. We are building a repository of kidney disease-related data for the development of progressive KidneyIntelX product versions and additional artificial intelligence-enabled clinical applications. Access to current and historical longitudinal patient data, combined with the ability to analytically and clinically validate novel biomarkers in a quality-controlled framework, provides us with a powerful product development platform. Moreover, the depth, specificity and quality of data is of paramount importance to developing solutions with demonstrated clinical utility across a range of practice specialties and patient demographics, and securing access to this data is central to our strategy of demonstrating both short- and long-term impact on patient outcomes and health economics.

•
Expand Our Product Portfolio. We believe there are significant opportunities to expand our platform through incremental version releases of KidneyIntelX technology targeting international markets as well as through extending the KidneyIntelX platform into new applications including potential applications in Clinical Trials for novel therapies and for CKD patients beyond those with diabetes. In the period we presented data showing the potential role for KidneyIntelX as a tool to assess long term impact of therapeutic interventions and care management through periodic longitudinal testing.
•
Real World Evidence Program. We have invested heavily over the past several years in developing a comprehensive portfolio of both real-world evidence outcomes and utility data. We have published and presented this data in various formats including in peer-reviewed publications and at major medical conferences. We believe the data released to date has largely satisfied the primary objective of demonstrating the clinical and economic impact of KidneyIntelX technology informed care management in large populations as has been evidenced by our regulatory, reimbursement and adoption achievements. With almost 10,000 subjects enrolled in this program to date since March 2021, we expect to continue to present and publish real-world evidence of the utility and impact of KidneyIntelX platform products over time.
•
Launch in Major International Markets. With FDA De Novo authorization for kidneyintelX.dkd, we are actively exploring international licensing and distribution opportunities. Kidney disease poses an increasing threat globally and we believe there are opportunities to partner with third-party entities to carry KidneyIntelX technology internationally through licenses and collaborations.

We believe KidneyIntelX technology produces early, actionable prognosis that can support clinician intervention to slow the progression of kidney disease and potentially prevent decline to kidney failure and the need for long-term dialysis or kidney transplant. We have built a comprehensive body of published evidence through clinical validation studies and real-world data generation to demonstrate that accurate and early identification of patient risk to inform guidelines-based clinical care, can have a measurable positive impact on patient quality of life and significantly lower healthcare costs. By involving a broad range of expert clinical opinions, testing a growing number of patient samples, consulting closely with clinical society and patient advocacy organizations, partnering with healthcare systems and payors and developing a detailed understanding of the clinical practice environment, we believe successful use of KidneyIntelX technology will help ease suffering and improve outcomes for patients living with DKD.

Our competitive strengths

The KidneyIntelX platform has the following key strengths:

•
Novel Bioprognostic™ Platform Incorporating Biomarkers and Health Record Features Analyzed with a Machine Learning Enabled Algorithm to Assess the Risk for Kidney Disease Progression. KidneyIntelX technology has produced the first machine learning enabled in vitro prognostic device indicated to identify patients at risk of progressive kidney function decline while in the earlier stages of DKD, when costs and outcomes can be better controlled. The kidneyintelX.dkd test is the only biomarker based prognostic test that has been subject to a rigorous FDA regulatory process, has achieved Medicare coverage and is included in clinical guidelines.
•
Large and Growing Addressable Market. CKD affects over 850 million people worldwide, including approximately 35.5 million people in the United States. The National Kidney Foundation estimates that one third of adults in the United States are at risk of developing kidney disease. Type 2 diabetes is one of the most significant risk factors for developing CKD and obesity is believed to account for 80% to 85% of the risk of developing type 2 diabetes. It is estimated that there are approximately 14 million adults with DKD in the United States. Published data suggests that the DKD population will continue to grow along with the anticipated increase in the occurrence of type 2 diabetes and obesity. One study estimates that by 2060, the number of adults in the United States diagnosed with diabetes will reach 60 million. Further, according to a 2019 study from the Harvard T.H. Chan School of Public Health, by 2030, about half of the adult U.S. population will be obese and about a quarter will be severely obese.
•
Achievements in Reimbursement and Coverage. We have received a Local Coverage Determination from Medicare and several private insurance coverage determinations to date. We believe these positive outcomes are the result of several factors: (1) our rigorous approach to a product development and the market access process, (2) significant changes in U.S. reimbursement law with the full implementation of the Protecting Access to Medicare Act, and (3) Our investment in a comprehensive program of Real World Evidence, Clinical Utility and Impact data generation and publication.
•
Economic Health Benefits. KidneyIntelX technology was designed to provide accurate, real-time, actionable results for patients and physicians while reducing costs and improving overall health economics. Health economic benefits are projected to be derived from three key areas: (1) slowing progression to the next stage of CKD, (2) delaying or preventing progression to ESKD and the need for dialysis or kidney transplant and (3) avoiding dialysis crashes. By deploying kidneyintelX.dkd, providers are able to better predict which patients will experience progressive kidney function decline from early stage disease (Stage 1-3b) within a five-year timeframe, equipping physicians with the information they need to understand risk in their patients. According to a study conducted by BHA, based on the Medicare price of $950 per reportable test, KidneyIntelX technology would generate a positive return for health insurers in 12-24 months and deliver a cost savings of up to $1.3 billion over five years per 100,000 patients with DKD. We believe successive and broad insurance coverage decisions have validated this health economics value proposition.
•
Kidney Disease Data Repository. As a result of our partnered business model at a population health level, we anticipate that we will have the opportunity to build one of the most comprehensive de-identified kidney disease data repository geared toward early identification of high-risk patients and optimization of care pathways.

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

In publication of the 2024 Clinical Practice Guideline for the Evaluation and Management of Chronic Kidney Disease, KDIGO have recognized the clinical need to address the absence of accurate risk assessment for patients in earlier stages of disease in whom progression can still occur through inclusion of KidneyIntelX as a validated to provide a more personalized approach to treatment and care based on risk.

Market opportunity

Our goal is to improve quality of life and lower healthcare costs by transforming the paradigm for kidney disease risk assessment and clinical management. We believe the use of our KidneyIntelX technology and our now FDA authorized kidneyintelX.dkd test will continue to drive improved patient outcomes and significantly lower healthcare costs. It is estimated that there are approximately 14 million adults in the United States that meet the indicated use of our FDA authorized test.

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

The kidneyintelX.dkd test is comprised of the following core elements:

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

(C) A kidneyintelX.dkd Test Report containing the risk level and interpretation of the test result.

The kidneyintelX.dkd test is an in-vitro diagnostic performed by Renalytix laboratory and is for Prescription Use Only.

Advanced Prognostic Performance

To support FDA De Novo marketing authorization of kidneyintelX.dkd, clinical validation studies were performed to demonstrate prognostic performance of the test in representative patient populations. Training of the machine learning algorithm was performed in a cohort from the University of Pennsylvania Biobank (UPenn) and validation was completed in an external cohort from the BioMe biobank from Icahn School of Medicine at Mount Sinai.

Kaplan-Meier curves were plotted for each of the kidneyintelX.dkd levels to display the incidence of subjects with progressive decline in kidney function over time up to a maximum follow-up of 5 years. Progressive decline in kidney function was assessed according to estimated cumulative risk at each level as shown in the figure below, demonstrating excellent separation and stratification for progressive decline in kidney function between the low, moderate and high risk categories.

Figure. Cumulative incidence curves for progressive decline in kidney function. (Nadkarni, GN, Stapleton, S, Takale, D, et al. Derivation and independent validation of KidneyintelX.dkd: A prognostic test for the assessment of diabetic kidney disease progression. Diabetes Obes Metab. 2023; 1-9. doi:10.1111/dom.15273)

The cumulative incidence of progressive decline of kidney function decline was approximately 2/3rds in the high-risk group (67%, 95% CI 49% - 84%), and the rates of eGFR decline in the low risk group were comparable to that of normal physiologic aging.

Using Cox Proportional Hazard Ratios to compare risk across the levels, an18-fold increased risk for high vs. low risk levels, and 4-fold increased risk for moderate vs. low risk levels were observed. The test was shown to be robustly prognostic after adjustment for key demographics and clinical variables (adjusted HR for high vs. low 7.7 and 3.7 for moderate vs. low risk), with consistent performance across diverse subgroups of the intended use population.

The KidneyIntelX model

At the core of our approach is an artificial intelligence-enabled algorithm capable of synthesizing a set of current and diverse data inputs, such as biomarkers, EHR data, genomics, patient-generated digital data, environmental information, clinical utility, and actuarial and clinical compliance information.

Proprietary blood-based biomarkers

Blood-based biomarkers are typically genes or proteins that indicate the existence and severity of certain conditions (such as kidney disease) and can be measured from a simple blood sample. KidneyIntelX includes inputs from three specific blood-based biomarkers that have previously been examined in several academic and clinical study settings as reported in scientific publications. These publications support consistent associations of soluble Tumor Necrosis Factor Receptor (sTNFR) 1 and 2 and plasma Kidney Injury Molecule-1 (KIM-1), with reliable independent predictive signals for kidney disease progression in DKD patients. The concentration of these biomarkers are measured using a proprietary, analytically validated multiplex assay with excellent accuracy and precision.

We are exploring additional biomarkers from blood, urine and other biological samples for subsequent KidneyIntelX technology platform offerings that could support enhanced predictive performance and expanded indicated uses.

Seamless integration with electronic health record systems for test ordering and reporting results

KidneyIntelX is designed to interface with EHR systems in order to securely access the information required for each ordered test, which is then combined with biomarker data to generate the risk score and test report. The test result can then be reported directly to the ordering physician through the EHR system.

In this way, the treating physician can have all of the relevant information pertinent to the patient’s care delivered to them at the time of the clinical encounter and can trigger care pathways directly from the EHR interface, with the goal of driving a virtuous cycle in which patients and clinicians have increased visibility and awareness of changes in care management and patient behavior on kidney health.

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

Our Key Agreements

Mount Sinai Health System

In May 2018, we entered into a license agreement (the "Mount Sinai Agreement") with the Icahn School of Medicine at Mount Sinai pursuant to which we obtained a worldwide, royalty-bearing, exclusive license under certain patents and a worldwide, royalty-bearing, non-exclusive license under certain know-how of Mount Sinai to develop and commercialize licensed products in connection with the application of artificial intelligence for the diagnosis of kidney disease. Pursuant to the terms of the Mount Sinai Agreement, we are obligated to use commercially reasonable efforts in connection with the development and commercialization of the licensed products, including in accordance with certain diligence milestones.

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

In February 2024, we entered into an extended exclusive option agreement (the "Joslin Option Agreement") with Joslin for patent filings on certain additional novel biomarkers in kidney disease for development and deployment in the KidneyIntelX platform. We believe that these novel biomarkers have the potential to provide additional clinical utility for understanding early disease progression and risk of kidney failure, therapeutic response, and the mechanistic pathways of kidney disease beyond the inflammatory and tubular injury markers that are currently captured by KidneyIntelX.

Commercialization

We are deploying kidneyintelX.dkd to patient populations with DKD on a regional basis through direct to physician sales and in conjunction with health systems and provider networks. We believe that our core partnership with Mount Sinai Health System, a large integrated disease network in the New York metropolitan area, has demonstrated the value of our partnership model which includes a variety of supporting resources for providers, including Electronic Health Record integration for seamless ordering and reporting, eligible patient identification, direct customer service and specialist educational programs.

Reimbursement and regulatory developments

We have achieved the following reimbursement and regulatory milestones critical to broad-scale commercial adoption and utilization:

•
FDA Grant of De Novo Marketing Authorization Received.
In May 2019, the FDA granted breakthrough device designation for KidneyIntelX and this process has culminated in De Novo marketing authorization of kidneyintelX.dkd as reported on June 29, 2023.
•
Local Coverage Determination for CPT Code 0105U (LDT) and 0407U (FDA).

In June 2024 , Medicare issued a final Local Coverage Determination (“LCD”) effective for dates of service on or after August 1, 2024. The established Medicare price for kidneyintelX.dkd is $950 per test. A distinct CPT Codes (Common Procedural Terminology Codes) have been established for kidneyintelX.dkd and is published in CMS’ 2024 Clinical Lab Fee Schedule. The LCD was issued by National Government Services (“NGS”). NGS is a subsidiary of Elevance Health, Inc. (previously Anthem, Inc.), a Medicare Administrative Contractor responsible for claims processing for testing performed in the Company’s New York City laboratory.

•
ISO Compliance.

We successfully passed the ISO-13485:2016 and ISO27001:2022 inspections and retain certifications to these International Standards for Quality Management and Information Security Management Systems.

•
New York State Clinical Laboratory Permit.

Our commercial laboratory in New York City received a clinical laboratory permit from the New York State Department of Health to provide commercial testing of KidneyIntelX in 2020.

•
CLIA and CAP Certificate of Compliance.

We retain certification of compliance to CMS Clinical Laboratory Improvement Amendments (CLIA) regulation and are accredited by the Collage of America Pathology (CAP).

Competition

We do not believe there is currently a directly competitive product with kidneyintelX.dkd. However, we may expect to face competition from clinical reference laboratories and diagnostics manufacturers in the future. These potential competitors could include large diagnostic laboratories such as Quest Diagnostics Inc. and Laboratory Corporation of America Holdings (LabCorp) and large diagnostics manufacturers such as ThermoFisher Scientific Inc., Danaher Corporation, Roche Holding AG, Abbott Laboratories, Bio-Rad Laboratories, Inc., Ortho Clinical Diagnostics NV and Siemens Healthineers AG, all of which have widespread brand recognition and market penetration and substantially greater financial, technical, research and development and selling and marketing capabilities than we do. None of these companies currently offer tests that are comparable to kidneyintelX.dkd, however several of these companies offer existing tests used in the kidney space, such as serum creatinine or Cystatin C which only provide information on the current status of kidney function through an estimation of eGFR.

We could also potentially face competition in the future from data analytics companies that have developed technology-based or artificial intelligence-based approaches to healthcare applications and medical devices and that currently or in the future may develop diagnostic or prognostic products focused on kidney disease. However, we know of no current competitive efforts that have achieved FDA approval and Medicare reimbursement – two key factors we believe would be required to establish a broad-scale use for clinical prognosis currently offered by kidneyintelX.dkd.

Principal competitive factors in our market include:

•
quality and strength of clinical and analytical validation data;
•
proprietary access to extensively validated biomarkers for CKD;

•
partnerships with healthcare systems;
•
validated prognostic performance;
•
technical performance and innovation to deliver products that provide clinically actionable results;
•
reputation among health systems, physicians and payors as a provider of high-value diagnostic products;
•
third-party reimbursement achievements;
•
regulatory achievements;
•
inclusion in clinical practice guidelines;
•
economic health benefits; and
•
ease of use and willingness of physicians to include products as part of their routine care for patients with kidney disease.

We believe we compete effectively based on these factors; however, we cannot assure you that we will continue to do so. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and market penetration, substantially greater financial, technological and research and development resources, extensive sales and marketing capabilities, and more experience dealing with third-party payors. As a result, they may be able to respond more quickly to changes in customer requirements and devote greater resources to the development, promotion and sale of their diagnostic tests. We may not be able to compete effectively against these organizations should they choose to enter the market for kidney disease prognostics.

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

Meso Scale Diagnostics LLC based in Rockville, Maryland are our primary supplier of reagents and materials used in measurement of our proprietary biomarkers in our laboratories. We closely monitor inventory levels and quality control parameters to ensure continuity of supply and test performance.

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

In addition, the KidneyIntelX diagnostic is covered by a provisional patent application that have been in-licensed from the Mount Sinai School of Medicine.

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

In November 2023, the Company consolidated Utah lab operations and in February 2024, the Company further consolidated lab operations of the Company's Florida lab.

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

Corporate Information

The terms “Company”, “Renalytix”, “we”, “us”, or “our” refer to Renalytix plc and its subsidiaries. We were incorporated as a public limited company under the laws of England and Wales on March 15, 2018, with company number 11257655. Our principal executive offices in the United States are located at 1460 Broadway, New York, New York 10036, and our telephone number is +1 646 397 3970. Our registered office in the United Kingdom is located at 2 Leman Street, London, E1W 9US, United Kingdom, and the telephone number of our registered office is +44 20 3139 2910. Our agent for service of process in the United States is Renalytix AI, Inc., located at 1460 Broadway, New York, New York 10036.

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
•
Our future capital needs are uncertain, and our independent registered public accounting firm has expressed in its report on our audited financial statements for the fiscal year ended June 30, 2024, a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain the required additional funding when needed. We may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

•
We will require substantial additional funding to commercialize and scale KidneyIntelX, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, curtail or discontinue our operations.
•
Covenants under our Second Amended and Restated Bond Agreement and any future debt arrangements may result in the acceleration of outstanding indebtedness and limit the manner in which we operate.
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
•
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
•
Our long-term strategy depends in part on our ability to improve KidneyIntelX, through versioning, to keep pace with rapid advances in artificial intelligence, technology, medicine and science. If we experience delays or challenges in creating and deploying new versions of KidneyIntelX, our operating results and competitive position could be harmed.
•
If we are unable to obtain and maintain sufficient patent protection for our products, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to commercialize our products successfully may be adversely affected.
•
Diagnostic patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our patent position.
•
Developments in patent law in the United States and in other jurisdictions could have a negative impact on our business.
•
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest.
•
The trading price of our ADSs and our ordinary shares may be volatile, and you could lose all or part of your investment.
•
The sale of a substantial number of our total outstanding ADSs or ordinary shares could cause the market price of our ADSs and ordinary shares to drop significantly, even if our business is doing well.

•
We have announced the delisting of our ADSs from trading on the Nasdaq Capital Market, which could limit investors' ability to make transactions in our ADSs and subject us to additional trading restrictions.
•
Our ADSs may be traded infrequently and in low volumes, so you may be unable to sell your ADSs at or near the quoted bid prices if you need to sell.
•
We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our ADSs and ordinary shares less attractive to investors.
•
Securities traded on AIM may carry a higher risk than securities traded on other exchanges, which may impact the value of your investment.
•
Raising additional capital may cause dilution to holders of our ADSs or ordinary shares or may restrict our operations.
•
Holders of our ADSs have fewer rights than our shareholders and must act through the depositary to exercise their rights.
•
Purchasers of ADSs may be subject to limitations on the transfer of ADSs and the withdrawal of the underlying ordinary shares.
•
Concentration of ownership of our ordinary shares (including ordinary shares represented by ADSs) among our executive officers, directors and principal shareholders may prevent new investors from influencing significant corporate decisions and matters submitted to shareholders for approval.
•
Because we do not anticipate paying any cash dividends on ordinary shares (including ordinary shares represented by ADSs) in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.
•
Purchasers of ADSs may not receive distributions on our ordinary shares represented by the ADSs or any value for them if it is illegal or impractical to make them available to holders of ADSs.
•
The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation.
•
Protections found in provisions under the U.K. City Code on Takeovers and Mergers may delay or discourage a takeover attempt, including attempts that may be beneficial to holders of our ADSs and ordinary shares.
•
As an English public company, certain capital structure decisions will require shareholder approval, which may limit our flexibility to manage our capital structure.
•
Claims of U.S. civil liabilities may not be enforceable against us.
•
We identified a material weakness in our internal controls over financial reporting. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), we may not be able to accurately report our financial results in a timely manner.

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

We have incurred losses in each year since our inception. Our net losses for the fiscal years ended June 30, 2024 and 2023 were $33.5 million and $45.6 million, respectively. We have devoted most of our financial resources to research and development, including planning and conducting clinical validation and other studies for KidneyIntelX and evaluating its potential health economic impacts.

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

Our future capital needs are uncertain, and our independent registered public accounting firm has expressed in its report on our audited financial statements for the fiscal year ended June 30, 2024, a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain the required additional funding when needed. We may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

Our financial statements for the fiscal years ended June 30, 2024 and 2023 included in this report have been prepared assuming we will continue to operate as a going concern. However, due to our recurring losses from operations, and working capital deficiency, there is substantial doubt about our ability to continue as a going concern. Because we expect to continue to experience negative cash flow, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from offerings of our equity securities or debt, transactions involving product development, licensing or collaboration, or other forms of financing. Management intends to continue its efforts to contain costs and to raise additional capital until we can generate sufficient cash from commercial sales to support operations, if ever. If we are unable to obtain sufficient financing, we may be required to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities and significantly reduce expenses or we may not be able to continue as a going concern. As a result, our independent registered public accounting firm has expressed in its auditors’ report on the financial statements included in this report a substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If we cannot continue as a going concern, our shareholders may lose their entire investment in our securities. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct commercial sales at scale. We expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We will continue to incur additional costs associated with operating as a company that is both publicly traded in the United States and admitted to trading on AIM in the United Kingdom.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. On September 30, 2024, we announced our intention to raise approximately £11 million gross proceeds through a placing, a subscription and a retail offer of new ordinary shares of the Company at an issue price of £0.09 per new ordinary share to new and existing institutional and other investors. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, curtail or discontinue our research and development programs or any future commercialization efforts. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, or our operating plan may change as a result of many factors unknown to us. These factors, among others, may necessitate that we seek additional capital sooner than currently planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

Covenants under our Second Amended and Restated Bond Agreement and any future debt arrangements may result in the acceleration of outstanding indebtedness and limit the manner in which we operate.

The Second Amended and Restated Bond Agreement we entered into with CVI Investments, Inc. ("CVI") in March 2024 (the “Bond Agreement”) contains customary terms and covenants, as well as customary events of default, after which the bonds may be due and payable immediately, including defaults related to payment compliance, material inaccuracy of representations and warranties, covenant compliance, material adverse changes, bankruptcy and insolvency proceedings, judgments against the Company, and change of control or delisting events. For more information regarding the foregoing, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Convertible Notes” below.

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

Servicing these bonds requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. If we are unable to make our quarterly installment payments in cash, we may be forced to issue a significant number of ordinary shares which could dilute existing shareholders. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Our ability to be profitable in the future will depend on our ability to commercially scale KidneyIntelX and any other products we may develop in the future in the United States, including:

•
continuing to expand study data, including data demonstrating the clinical utility over the short, intermediate and long term use of KidneyIntelX in different clinical settings;
•
expanding our commercial supply for KidneyIntelX;
•
establishing sales, marketing and distribution capabilities to effectively market and sell KidneyIntelX in the United States, Europe and in other territories;
•
achieving market acceptance by patients and the medical community of KidneyIntelX; and
•
negotiating and securing coverage and adequate reimbursement from third-party payors for KidneyIntelX.

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

Risks Related to Reimbursement and Regulation

Our commercial success could be compromised if we do not obtain and maintain coverage and adequate reimbursement from third-party payors for KidneyIntelX.

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

We received a positive local or national Medicare coverage determination in June 2024. If we do not maintain a positive Medicare coverage determination, we could experience negative consequences including:

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

Accordingly, even though we received Medicare national pricing for KidneyIntelX set at $950 per reportable test result, we may not continue to be reimbursed at that rate. As we enter into partnerships and contracts with healthcare systems and third-party payors, we will establish a reimbursement rate through contractual negotiations.

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

If we cannot obtain and maintain coverage and adequate reimbursement from private and governmental payors such as Medicare and Medicaid for our current products or new products that we may develop in the future, demand for such products may decline or may not grow as we expect, which could limit our ability to generate revenue and have a material adverse effect on our financial condition, results of operations and cash flow. In order to secure coverage and reimbursement for our products that might be approved for sale, we may need to conduct expensive studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. Nonetheless, products may not be considered medically necessary or cost effective. Further, we may experience delays and interruptions in the receipt of payments from payors due to missing documentation and/or other issues, which could cause delay in collecting our revenue.

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

In some foreign countries, the proposed pricing for a product must be approved before it may be lawfully marketed. The requirements governing pricing vary widely from country to country. For example, the European Union (the "EU"), provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product to the current standard of care. A Member State may approve a specific price for the product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for diagnostic products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.

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

We must maintain CLIA compliance and certification to be eligible to bill for clinical laboratory services provided to federal health care program beneficiaries. We have received CLIA Certificates of Compliance for our New York laboratory and to renew our CLIA certificates, we are subject to survey and inspection every two years to assess compliance with program standards. We also may be subject to additional unannounced inspections. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. In addition, a laboratory that is certified as “high complexity” under CLIA may develop, manufacture, validate and use LDTs. CLIA requires analytical validation including accuracy, precision, specificity, sensitivity and establishment of a reference range for any LDT used in clinical testing. The regulatory and compliance standards applicable to the testing we perform may change over time, and any such changes could have a material effect on our business.

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

We cannot predict whether future health care initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. The expansion of government’s role in the U.S. health care industry, and changes to the reimbursement amounts paid by Medicare and other payors for our current assays, whether marketed as an LDT or a medical device, and our planned future assays, may reduce our profits, if any, and have a materially adverse effect on our business, financial condition, results of operations and cash flows. Moreover, Congress has proposed on several occasions to impose a 20% coinsurance payment requirement on patients for clinical laboratory tests reimbursed under the Medicare Clinical Laboratory Fee Schedule, which would require us to bill patients for these amounts. In the event that Congress was to ever enact such legislation, the cost of billing and collecting for our products, once commercialized, could often exceed the amount actually received from the patient.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely upon may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

In October 2018, we, Mount Sinai and NPLUS1 Singer Advisory LLP ("Singer"), entered into a Relationship Agreement ("the Relationship Agreement"), to regulate the terms of the relationship between the Company and Mount Sinai and to ensure that we can operate independently of Mount Sinai, pursuant to which, among other things, Mount Sinai has the right to appoint one member to our Board of Directors and Mount Sinai has agreed to not take any action intended to prevent our Board of Directors from operating independently of Mount Sinai. The Relationship Agreement is filed as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference, and the foregoing description of the Relationship Agreement is qualified in its entirety by reference thereto.

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

If the supply of components we receive does not meet our quality control or performance standards, we may not be able to use the components, or if we use them not knowing that they are of inadequate quality, which occasionally occurs with respect to certain reagents, our tests may not work properly or at all, or they may provide erroneous results. As a result, we may be subject to significant delays caused by interruption in production or manufacturing or to lost revenue from such interruption or from spoiled tests. In addition, any natural or other disaster, including acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party manufacturers’ facilities that cause a loss of manufacturing capacity would heighten the risks that we face.

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

We currently have our laboratory in New York. Our facility and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications or Internet failure or interruption, terrorism, or pandemic which may render it difficult or impossible for us to provide these services for some period of time. The inability to provide these services or to reduce the backlog of analyses that could develop if one or more of our laboratories become inoperable, for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be unavailable or costly and time- consuming to repair or replace. It would be difficult, time-consuming, and expensive to rebuild any of our facilities or license or transfer our proprietary technology to a third party, particularly in light of the licensure and accreditation requirements for commercial laboratories like ours. We may be unable to negotiate commercially reasonable terms with such third parties. Adverse consequences resulting from an interruption of our overall laboratory operations could harm relationships with our customers and regulatory authorities, and our reputation, and could affect our ability to generate revenue.

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

Medical advances may impact the diagnostics industry and prevent us from achieving increased market penetration and improved operating results.

The medical industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. During 2023 and into the second half of 2024, glucagon-like peptide 1 ("GLP-1s"), a class of drug indicated for diabetes and obesity, continued to gain popularity as a weight-loss drug. For example, on June 21, 2024, Eli Lilly announced that, following the release of results from its SURMOUNT phase 3 clinical trials, it has submitted its GLP-1 drug candidate, tirzepatide, for the potential treatment of chronic weight management to the FDA and plans to initiate submissions for other global regulatory agencies in the near term.

Increased popularity of GLP-1s, or similar treatments, may directly or indirectly lead to reductions in the prevalence of obesity, along with a resulting reduction in diabetes, CKD, DKD and ESKD. If GLP-1s are successful in reducing the prevalence of kidney disease in the population, demand for our products could be reduced.

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

For example, we believe we have capacity at our facility in New York to process sufficient KidneyIntelX tests to meet projected demand in the near-term. However, our strategy is based on a model that assumes we will be successful in entering into partnerships with healthcare systems and third-party payors, which could result in large increases in demand for KidneyIntelX tests as these new partnerships are forged. It will be critical that we carefully manage our ability to scale as we seek new partnerships. If we fail to do so effectively, we may not be able to meet the demand of the partners we engage, we may fail to produce and process tests in a timely manner or may be forced to forego growth opportunities because we failed to adequately scale our business. Any of these could have a material adverse effect on our business.

We have material weakness in our controls and procedures.

We have conducted an evaluation of our internal control over financial reporting based on the framework in "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations for the Treadway Commission ("COSO") and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2024 for the reasons discussed below:

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2024: an error in the mark-to-market adjustment to our convertible debt that had been elected under the fair value option, which resulted in insufficient expense recognition. The deficiency arose due to the high complexity and technical nature of the convertible debt instrument, which the accounting team lacked technical knowledge on this area.

The management of the Company believes that this material weakness will remain until such time that the Company has the resources to increase the number of personnel committed to the performance of its financial duties so that such weakness can be specifically addressed. This will include, but not limited to, the retention of outside consultants to review our controls and procedures.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. In addition, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. As a growing company, implementing and maintaining effective controls may require more resources, and we may encounter internal control integration difficulties. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Our business could be adversely affected by such pandemics or epidemics in regions where we have concentrations of validation study sites or other business operations, and could cause significant disruption in the operations of third parties upon whom we rely. Health pandemics or epidemics, such as the COVID-19 pandemic, have in the past resulted, and could again in the future result, in quarantines, stay-at-home orders, remote work policies or other similar events that may disrupt businesses, delay our research and development programs and timelines, negatively impact productivity and increase risks associated with cybersecurity, the future magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations.

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

While the effect of COVID-19 has subsided and continues to subside, the full extent to which the COVID-19 pandemic may continue to impact our business, results of operations, and financial condition will depend on future developments that are uncertain and cannot be accurately predicted. We cannot assure you that these effects will remain reduced in the future, including due to potential new public health outbreaks. We could face further operational disruptions and incur additional expenses in connection with future public health outbreaks, including expenses associated with our health and safety protocols and processes, that could adversely affect our business and results of operations. To the extent future public health outbreaks adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our international operations may be adversely affected by actions taken by foreign governments or other forces or events over which we may have no control.

Our global operations are dependent upon products manufactured, purchased and sold around the world, including in countries with political and economic instability or uncertainty. This includes, for example, the current conflict between Russia and Ukraine, ongoing tensions across the Middle East, the adoption and expansion of trade restrictions, including the occurrence or escalation of a “trade war,” or other governmental action related to tariffs or trade agreements or policies among the governments of the United States, China and other countries and other global events. The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Sanctions imposed by the United States, the United Kingdom and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Furthermore, Brexit could cause disruptions to, and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and associates, which could have an adverse effect on our business, financial results and operations. Effects of Brexit, which include changes in customs regulations, shortages of truck drivers in the U.K., and administrative burdens placed on transportation companies, have led to challenges and delays in moving inventory across U.K. or EU borders, and higher importation, freight and distribution costs. If such trends continue, we may experience further cost increases.

Some countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than others. Our business could be negatively impacted by adverse fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products. Operating in different regions and countries exposes us to a number of risks, including:

•
multiple and potentially conflicting laws, regulations and policies that are subject to change;
•
changes in international treaties or trade unions, which may make our products or our customers' products more costly to export or import;
•
imposition of currency restrictions, restrictions on repatriation of earnings or other restraints imposition of burdensome import duties, tariffs or quotas, which may make our products more costly to export or import;
•
changes in trade agreements;
•
disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations;
•
compliance with data protection regulations;

•
imposition of new or additional trade and economic sanctions laws imposed by the U.S. or foreign governments;
•
war or terrorist acts; and
•
political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

The occurrence of one or more of these events may adversely affect our business, financial condition and results of operations.

We may experience inflationary pressures, which could increase our manufacturing costs and operating expenses and have a material adverse impact on our results of operations.

We continuously monitor the effects of inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, which may adversely affect our results of operations. Specifically, we may experience inflationary pressure affecting the cost of the components for our products and in the wages that we pay our employees due to challenging labor market conditions. Competitive and regulatory conditions may restrict our ability to fully recover these costs through price increases. As a result, it may be difficult to fully offset the impact of persistent inflation. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations or cause us to need to obtain additional capital in future earlier than anticipated.

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

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. Further, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in, or cancellations of, any regulatory approval or clearance efforts and significantly increase our costs to recover or reproduce the data, and subsequently commercialize the product. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy.

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

As of June 30, 2024, we had U.S. federal net operating loss carryforwards of approximately $116.8 million and U.S. state and local net operating loss carryforwards of approximately $202.3 million due to prior period losses. Under the Tax Cuts and Jobs Act of 2017 as modified by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, (collectively, the "Tax Acts"), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses may be limited to 80% of our taxable income in taxable years beginning after December 31, 2020. It is uncertain if and to what extent various states will conform to the Tax Acts. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, (the "Code"), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage-point cumulative change (by value) in the equity ownership of certain shareholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We have not completed an analysis to determine whether any such limitations have been already triggered. We may also experience ownership changes as a result of shifts in our share ownership, some of which are outside our control. Therefore, as a result of ownership changes with respect to our ordinary shares, our ability to use our current net operating losses and other pre-change tax attributes to offset post-change taxable income or taxes could be subject to limitation. We will be unable to use our net operating losses if we do not attain profitability sufficient to offset our available net operating losses prior to their expiration.

We may be unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments or benefit from favorable U.K. tax legislation.

As a U.K. resident trading entity, we are subject to U.K. corporate taxation. Due to the nature of our business, we have generated losses since inception. As of June 30, 2024, we had cumulative carryforward tax losses of approximately $38.4 million in the UK. Subject to any relevant utilization criteria and restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half the ordinary shares of the company and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits.

As a company that carries out extensive research and development ("R&D") activities, we seek to benefit from the U.K. R&D tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program (the "SME Program"), and, for certain specific categories of expenditure, the Research and Development Expenditure Credit program (the "RDEC Program"). The SME Program may be particularly beneficial to us, as under such program the trading losses that arise from our qualifying R&D activities can be surrendered for a cash rebate of up to 33.35% of qualifying R&D expenditure incurred prior to April 1, 2023, and up to 18.6% of qualifying expenditure incurred thereafter (unless we qualify as an “R&D-intensive SME” for an accounting period (broadly, a loss making SME whose qualifying R&D expenditure for an accounting period represents 40% or more of its total expenditure for that accounting period), in which case the cash rebate that may be claimed will be 26.97% of qualifying expenditure). Further, amendments to the U.K. R&D tax credit regime have been proposed that may (unless limited exceptions apply) introduce restrictions on the tax relief that can be claimed for expenditure incurred on sub-contracted R&D activities or externally provided workers, where such sub-contracted activities are not carried out in the U.K. or such workers are not subject to U.K. payroll taxes. These amendments are expected to take effect from April 1, 2024. In addition, the U.K. Government is currently considering a proposal to merge the SME Program and the RDEC Program into a single scheme with effect from April 2024; if such proposal is implemented in the manner provided in recently-published draft legislation, and we do not qualify as an R&D-intensive SME, we will either cease to be able to claim cash rebates in respect of our R&D activities, or only be able to receive such cash rebates at a significantly lower rate than at present. These and other potential changes to the U.K. R&D tax relief programs may mean we no longer qualify or have a material impact on the extent to which we can make claims or benefit from them.

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
•
the trading volume of our ADSs and the trading volume of our ordinary shares on AIM;
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

We had 154,368,191 ordinary shares outstanding as of June 30, 2024. Sales of a substantial number of such ADSs or ordinary shares or the perception that such sales may occur could cause the market price of our ADSs and/or ordinary shares to fall or make it more difficult for purchasers of ADSs to sell their ADSs at a time and price that they deem appropriate.

We have announced the delisting of our ADSs from trading on the Nasdaq Capital Market, which could limit investors' ability to make transactions in our ADSs and subject us to additional trading restrictions.

Currently, our ADSs are publicly traded on the Nasdaq Capital Market (“Nasdaq”). However, we intend to delist our ADSs from Nasdaq effective on or about October 7, 2024, and intend for our ADSs to become quoted on the OTC Markets’ OTCQX tier effective on or about October 8, 2024. No assurance can be given that the trading prices of our ADSs on the OTCQX will be indicative of the prices if our ADSs were traded on Nasdaq.

On December 22, 2023, we received two written notices from the Listing Qualifications Department of Nasdaq notifying us that (i) because the closing bid price for the ADSs was below $1.00 per ADS for at least 30 consecutive business days, we did not meet the $1.00 per ADS minimum bid price requirement (the “Minimum Bid Price Requirement”) and (ii) we were not in compliance with the requirement to maintain a minimum market value of listed securities (the “MVLS”) of $50,000,000 for continued listing on The Nasdaq Global Market (the “MVLS Requirement”). On June 21, 2024, at the end of the 180 day period to regain compliance with the Minimum Bid Price Requirement and the MVLS Requirement, we received written notice from Nasdaq notifying us that the Nasdaq staff determined that we did not regain compliance within the compliance period. As a result, we engaged in an appeal of the delisting determination before a Nasdaq Hearings Panel (the "Panel"), during which we presented a strategic plan to regain compliance with the applicable Nasdaq listing requirements. On August 23, 2024, we received a written notice (the “Notice”) from the Panel informing us that we now have until October 25, 2024 (the “Second Compliance Period”) to regain compliance with the Minimum Bid Price Requirement and other applicable Nasdaq listing requirements. In addition, as set forth in the Notice, we and Nasdaq determined that we are better suited to have our securities traded on the Nasdaq Capital Market; accordingly, trading of our ADSs was transferred to the Nasdaq Capital Market effective August 27, 2024. As a result of this transfer, and in lieu of satisfaction of the MVLS Requirement, (i) we must demonstrate compliance with the $1.00 per ADS minimum bid price requirement, (ii) we must achieve and demonstrate long-term compliance with the $2,500,000 minimum stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1), and (iii) we must provide the Panel with income projections for the next 12 months. There can be no assurance that the Company will achieve compliance during the Second Compliance Period. If the Company's ADSs are delisted, whether as contemplated in the paragraph above or as a result of our failure to achieve compliance by the end of the Second Compliance Period, it could be more difficult to buy or sell the Company's ADSs or to obtain accurate quotations, and the price of the Company's ADSs could suffer a material decline. Delisting could also impair the Company's ability to raise capital.

As of the date of this Annual Report on Form 10-K, the Company's ADSs are listed on Nasdaq. As a result of the contemplated actions discussed above, we may face significant material adverse consequences, including:

•
a limited availability of market quotations for our ADSs;
•
reduced liquidity for our ADSs;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

The dual listing of ordinary shares and ADSs is costly to maintain and may adversely affect the liquidity and value of our ordinary shares and ADSs.

Our ordinary shares trade on AIM and, as previously disclosed, we intend to delist our ADSs from Nasdaq effective on or about October 7, 2024, and intend for our ADSs to become quoted on the OTC Markets’ OTCQX tier effective on or about October 8, 2024. Trading of our ordinary shares on AIM and our ADSs on Nasdaq, as of the date hereof, and OTCQX, in the future, will likely continue to generate additional costs, including increased legal, accounting, investor relations and other expenses, in addition to the costs associated with the additional reporting requirements described elsewhere in this annual report. We cannot predict the effect of this dual listing on the value of our ADSs and our ordinary shares. However, the dual listing of ADSs and ordinary shares may dilute the liquidity of these securities in one or both markets and may adversely affect the development of an active trading market for our ADSs. The price of our ADSs could also be adversely affected by trading in ordinary shares on AIM.

Our ADSs may be traded infrequently and in low volumes, so you may be unable to sell your ADSs at or near the quoted bid prices if you need to sell.

Unless our ADSs are listed on a national securities exchange, they will only be traded on OTCQX. In that market, however, the ADSs may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our ADSs at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our ADSs or to sell his or her ADSs at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC reporting regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our ADSs, which may further affect the liquidity of the ADSs. This would also make it more difficult for us to raise capital.

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

We will continue to incur significant increased costs as a result of operating as a company that is both publicly traded in the United States and admitted to trading on AIM in the United Kingdom, and our executive officers and other personnel will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public reporting company trading in the United States, and particularly after we no longer qualify as an emerging growth company, we have begun to, and will continue to, incur significant legal, accounting and other expenses that we did not incur previously. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the requirements of OTCQX and other applicable securities rules and regulations impose various requirements on non-U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our executive officers and other personnel must devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our Board of Directors.

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

To prepare for compliance with Section 404, once we no longer qualify as an emerging growth company, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. We identified a material weakness in our internal controls over financial reporting. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), we may not be able to accurately report our financial results in a timely manner. If we fail to fully remediate any of our past and current material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Further, having ADSs trading in the U.S. and being an English public company with ordinary shares admitted to trading on AIM, impacts the disclosure of information and requires compliance with two sets of applicable rules. From time to time, this may result in uncertainty regarding compliance matters and result in higher costs necessitated by legal analysis of dual legal regimes, ongoing revisions to disclosure and adherence to heightened governance practices. As a result of the enhanced disclosure requirements of the U.S. securities laws, business and financial information that we report is broadly disseminated and highly visible to investors, which we believe may increase the likelihood of threatened or actual litigation, including by competitors and other third parties, which could, even if unsuccessful, divert financial resources and the attention of our management from our operations.

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

The share price of our ordinary shares is quoted on AIM in pounds sterling, while our ADSs trade on OTCQX in U.S. dollars. Fluctuations in the exchange rate between the U.S. dollar and the pound sterling may result in differences between the value of our ADSs and the value of our ordinary shares, which may result in heavy trading by investors seeking to exploit such differences. In addition, as a result of fluctuations in the exchange rate between the U.S. dollar and the pound sterling, the U.S. dollar equivalent of the proceeds that a holder of the ADSs would receive upon the sale in the United Kingdom of any ordinary shares withdrawn from the depositary, and the U.S. dollar equivalent of any cash dividends paid in pounds sterling on ordinary shares represented by the ADSs, could also decline.

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

Our management has broad discretion in the application of our cash including the net proceeds from the global offering we completed in July 2020 and the private placements of securities we completed in April 2022, February 2023, March 2024, and April 2024, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our ADSs or ordinary shares. The failure by our management to apply these funds effectively could result in financial losses that could have a negative impact on our business, cause the price of our ADSs or ordinary shares to decline and delay the development and commercialization of our products. Pending their use, we may invest our cash, in a manner that does not produce income or that loses value.

Raising additional capital may cause dilution to holders of our ADSs or ordinary shares or may restrict our operations.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting verification studies, commercialization efforts, expanded research and development activities and costs associated with operating a public company. For example, on September 30, 2024, we announced our intention to raise approximately £11 million gross proceeds through a placing, a subscription and a retail offer of new ordinary shares of the Company at an issue price of £0.09 per new ordinary share to new and existing institutional and other investors. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through any or a combination of securities offerings, debt financings, collaborations, agreements, strategic alliances and marketing, distribution or licensing arrangements with third parties. If we raise capital through securities offerings, such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences and privileges senior to the holders of our ADSs or ordinary shares.

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

Our executive officers, directors and current beneficial owners of 5% or more of our ordinary shares and their respective affiliates, in the aggregate, beneficially owned approximately 47.6% of our outstanding ordinary shares, based on the number of ordinary shares outstanding as of June 30, 2024. As a result, depending on the level of attendance at our general meetings of shareholders, these persons, acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election, re-election and removal of directors, any merger, scheme of arrangement, or sale of all or substantially all of our assets, or other significant corporate transactions, and amendments to our articles of association. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our ADSs and ordinary shares by:

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

We have not yet completed a final analysis to determine whether we were a PFIC for our taxable year ended June 30, 2024, but we currently believe based on the information available that we were a PFIC for our taxable year ended June 30, 2024. U.S. Holders should consult with their tax advisors regarding the implications of owning stock in a PFIC. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering. We cannot provide any assurances regarding our PFIC status. Because of the uncertainties involved in establishing our PFIC status, our U.S. tax counsel expresses no opinion regarding our PFIC status.

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

We are incorporated under English law. A substantial amount of our assets is located outside the United States. In addition, some of our executive officers and directors reside outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce judgments obtained in U.S. courts against them or us, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws.

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

If we qualify as a foreign private issuer, we will be exempt from a number of rules under the U.S. securities laws and will be permitted to file less information with the SEC than a U.S. domestic public company, which may limit the information available to our shareholders.

We may qualify as a foreign private issuer, as such term is defined in Rule 405 under the Securities Act. As a foreign private issuer, we will not be subject to all of the disclosure requirements applicable to public companies organized within the United States. For example, we will be exempt from certain rules under the Exchange Act that regulate disclosure obligations and procedural requirements related to the solicitation of proxies, consents or authorizations applicable to a security registered under the Exchange Act, including the U.S. proxy rules under Section 14 of the Exchange Act. As long as we are a foreign private issuer, we will not be required to obtain shareholder approval for certain dilutive events, such as the establishment or material amendment of certain equity-based compensation plans, we will not be required to provide detailed executive compensation disclosure in our periodic reports, and we will be exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, our officers and directors will be exempt from the reporting and "short-swing" profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchases and sales of our securities.

If we qualify as a foreign private issuer, we intend to submit semi-annual interim consolidated financial data to the SEC under cover of the SEC's Form 6-K, as we will not be required to file periodic reports and financial statements with the SEC as frequently or as promptly as U.S. domestic public companies, and will not be required to file quarterly reports on Form 10-Q or current reports on Form 8-K under the Exchange Act.

Also, as a foreign private issuer, we will be permitted to follow home country practice in lieu of certain Nasdaq or OTC corporate governance rules, including those that permit a lower quorum requirement and require listed companies to have a majority of independent directors (although all of the members of the audit committee must be independent under the Exchange Act) and independent director oversight of executive compensation, nomination of directors and corporate governance matters; have regularly scheduled executive sessions with only independent directors; and adopt and disclose a code of ethics for directors, officers and employee. Accordingly, our shareholders may not have the same protections afforded to shareholders of listed companies that are subject to all of the applicable corporate governance requirements.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

We rely on complex information technology systems and various software applications to operate our business. We have developed a comprehensive cybersecurity program as part of our ISO 27001 2022 certification designed to protect our systems and the confidentiality, integrity and availability of our data.

We have implemented processes that are intended to assess, identify, manage and reduce cybersecurity risks. We maintain a global incident response plan and disaster recovery management plan, each designed to protect against, identify, evaluate, respond to and recover from an incident. These plans anticipate an array of potential scenarios and provide for the assembly of a cybersecurity incident response team in the event of a cyber incident. The incident response team is a cross-functional group that may be composed of both company personnel and external service providers, and which is tailored to a particular incident so that individuals with appropriate experience and expertise are available.

We regularly conduct exercises to help ensure the plans’ effectiveness and our overall preparedness. We also have invested in tools and technologies to protect our and our patients', customers' and business partners' data and information technology, and we regularly monitor our information technology systems and infrastructure to identify and assess cybersecurity risks.

Identified issues are logged within the organization’s ticketing system, or managed by the change management policy. Automated monitoring and reporting mechanisms are in place wherever possible and appropriate. Vulnerability and penetration testing is performed by appropriately qualified internal personnel or hired specialist, in managed by the Supplier & Vendor Management Policy.

We rely in part on third parties (including assessors, consultants, advisors and others) in connection with our processes for assessing, identifying, managing and reducing cyber risks. In addition, we have implemented a cybersecurity awareness program designed to educate and train our entire employee network on how to identify and report cybersecurity threats.

We also provide specialized training for employees in specialized information technology roles. We take measures to regularly update and improve our cybersecurity program, including conducting independent program assessments, penetration testing and scanning of our systems for vulnerabilities.

We are certified to ISO27001, 2022 and have satisfied the requirements for Information security, cybersecurity and privacy protection — Information security management systems (ISMS).

Oversight of the ISMS is provided through the ISMS Board chaired by a qualified Chief Information Security Officer (CISO). With representation of the executive management team and board through the Chief Technology Officer, the ISMS collectively makes the primary strategic decision around information security and issues that may arise. All identified risks or incidents are addressed and evaluated by an Information Security Incident Response Team (ISIRT) who are responsible for notifying executive management, board and other internal or external stakeholders as deemed necessary.

With respect to third-party service providers, our information security program includes conducting due diligence of relevant service providers’ information security programs prior to onboarding.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ADSs have been listed on the Nasdaq Global Market under the symbol “RNLX” since July 17, 2020. However, we intend to delist our ADSs from Nasdaq effective on or about October 7, 2024 and intend for our ADSs to become quoted on the OTC Markets’ OTCQX tier effective on or about October 8, 2024. Our ordinary shares have been listed on AIM, a market operated by the London Stock Exchange, under the symbol, “RENX,” since November 6, 2018.

Holders of Common Equity

As of September 24, 2024, there were approximately 690 holders of record of our ordinary shares and 79 holders of record of our ADSs. Because our ADSs are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting our results of operations, liquidity, capital resources and contractual cash obligations. This discussion should be read in conjunction with “Item 1A. Risk Factors”, the accompanying audited consolidated financial statements and related notes thereto, as well as other cautionary statements and risks described elsewhere in this Annual Report on Form 10-K. For the discussion of the financial condition and results of operations for the year ended June 30, 2023 compared to the year ended June 30, 2022, please refer to the information contained under Management’s Discussion and Analysis of Financial Condition and Results of Operations and "Risk Factors" contained in the Annual Report on Form 10-K for the year ended June 30, 2023, which was filed with the SEC, on September 30, 2023.

Overview

Renalytix is focused on providing doctors around the world with a safe, reliable and effective tool to identify which patients are or are not in danger of losing significant kidney function and falling into kidney failure and may require long-term dialysis or a kidney transplant. Chronic kidney disease is one of the largest urgent medical needs, globally affecting an estimated 850 million people, and is responsible for an unsustainable and growing societal cost burden.

We believe an important part of the answer is preventative medicine and the ability to identify individuals with advancing chronic kidney disease early, where new drug therapies and clinical strategies have the optimal chance to stop uncontrolled disease progression.

At Renalytix, we developed kidneyintelX.dkd, the first U.S. Food and Drug Administration ("FDA") authorized in vitro prognostic test that uses an artificial intelligence-enabled algorithm to aid in assessment of the risk of progressive decline in kidney function. The test is designed to predict early in the progression of kidney disease who is at risk for significant sustained decline in kidney function. Prognostic tests, such as kidneyintelX.dkd, are not intended for diagnosing any disease or for monitoring disease progression or the effect of any therapeutic product. Rather, prognostic tests are intended to be used in conjunction with other clinical and diagnostic findings and consistent with professional standards of practice, including information obtained by alternative methods, and clinical evaluation, as appropriate. When used as intended, potential interventions can be considered early, ideally before major damage is done and when treatments can be most effective. KidneyintelX.dkd is part of a family of clinical tests being developed from the KidneyIntelX technology platform developed using technology licensed from the Icahn School of Medicine at Mount Sinai in New York, the Joslin Diabetes Center in Boston and under development through U.S. and international collaborations.

We are deploying KidneyIntelX to patient populations with DKD on a regional basis through partnerships with healthcare systems and insurance payors that provide coverage to those healthcare systems’ patients. In June 2024 , Medicare issued a final Local Coverage Determination (“LCD”) for the Company’s kidneyintelX.dkd testing and is effective for dates of service on or after August 1, 2024. The established Medicare price for kidneyintelX.dkd is $950 per test. Distinct CPT Codes (Common Procedural Terminology Codes) have been established for kidneyintelX.dkd and is published in CMS’ 2024 Clinical Lab Fee Schedule. The LCD specifies coverage for use of kidneyintelX.dkd for patients with diagnosed Type 2 diabetes and Stage 1-3b Chronic Kidney Disease is reasonable and necessary. The LCD was issued by National Government Services (“NGS”). NGS is a subsidiary of Elevance Health, Inc. (previously Anthem, Inc.), a Medicare Administrative Contractor responsible for claims processing for testing performed in the Company’s New York City laboratory.

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

Macroeconomic Considerations

During fiscal year 2024, we continued to monitor the situation related to COVID-19 and may take actions that alter our business operations to the extent that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, partners and shareholders.

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including conflicts in Ukraine-Russia and Middle East, increased inflation rates and U.S. and U.K. interest rates, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors.”

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

Joslin Diabetes Center

In July 2017, EKF entered into the Joslin Agreement with Joslin. In October 2018, we purchased all of EKF’s rights, title, interest and benefit in the Joslin Agreement in exchange for the issuance of 15.4 million of our ordinary shares.

Pursuant to the Joslin Agreement and the related assignment from EKF, we obtained a worldwide, royalty-bearing, exclusive license under any patents and any related know-how of Joslin related to the patent application filed with respect to the Joslin IP to make, have made, use, offer for sale and sell licensed products covered by claims in the Joslin IP, and to perform, practice offer for sale and sell certain licensed processes related to the Joslin IP. We are obligated to use commercially reasonable efforts in connection with the development and commercialization of the licensed products and licensed processes, including in accordance with a development plan.

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

Components of Results of Operations

Revenues

During the fiscal years ended June 30, 2024 and 2023, we continued to deploy KidneyIntelX to patient populations with DKD, on a regional basis through partnerships with healthcare systems and insurance payors that provide coverage to those healthcare systems’ patients. If these strategic partners fail to meet their key contractual obligations or to purchase KidneyIntelX tests, it will likely have an adverse effect on us and our ability to achieve our commercial objectives, potentially including the attainment of sales volumes leading to profitability.

Cost of Revenue

During the fiscal years ended June 30, 2024 and 2023, cost of revenue consists of costs directly attributable to the KidneyIntelX testing and services rendered, including labor, lab consumables and sample collection costs directly related to revenue generating activities.

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
•
continuing to expand study data for KidneyIntelX, including data demonstrating the clinical utility over the short, intermediate and long-term use of KidneyIntelX in different clinical settings;
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

Fair Value Adjustments to VericiDx Investment

In October 2020, the Company completed a spin off of VericiDx, a developer of advanced clinical diagnostics for organ transplant, and retained 9,831,681 ordinary shares of VericiDx. The Company accounts for the investment in VericiDx equity securities at fair value, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss. In March 2024, the Company sold 750,000 ordinary shares of VericiDx for net proceeds of $0.1 million and a realized loss of $0.1 million. In May 2024, the Company sold 250,000 ordinary shares of VericiDx for net proceeds of $0.02 million and a realized loss of $0.04 million. As of June 30, 2024, the Company owns 8,831,682 shares of VericiDx.

Fair Value Adjustment on Convertible Notes

We elected to account for the bonds at fair value with qualifying changes in fair value recognized through the consolidated statements of operations and comprehensive loss until the notes are settled.

Other Income

Other income relates to interest income earned on our cash deposits, grant income earned for work performed under the Horizon Europe grant and other services provided to academic institutions or pharmaceutical companies.

Consolidated Results of Operations

	Twelve Months Ended		Change 2024 vs.2023
(in thousands, except share and per share data)	June 30, 2024	June 30, 2023	Change	%
Revenue	$2,289	$3,403	$(1,114)	-33%
Cost of revenue	2,133	2,683	(550)	-20%
Gross profit	156	720	(564)	-78%
Operating expenses:
Research and development	9,290	14,298	(5,008)	-35%
General and administrative	19,751	28,662	(8,911)	-31%
Impairment loss on property, equipment and other long-lived assets	723	—	723	100%
Performance of contract liability to affiliate	—	(19)	19	-100%
Total operating expenses	29,764	42,941	(13,177)	-31%
Loss from operations	(29,608)	(42,221)	12,613	-30%

Equity in net losses earnings of affiliate	—	(9)	9	-100%
Foreign currency gain, net	163	358	(195)	-54%
Fair value adjustment to VericiDx investment	(505)	(1,282)	777	-61%
Fair value adjustment to convertible notes	(3,751)	(3,107)	(644)	21%
Other income, net	249	656	(407)	-62%
Net loss before income taxes	(33,452)	(45,605)	12,153	-27%
Income tax expense	(4)	(2)	(2)	70%
Net loss	(33,456)	(45,607)	12,151	-27%

Net loss per ordinary share—basic	$(0.31)	$(0.55)	$0.25	-44%
Net loss per ordinary share—diluted	$(0.31)	$(0.55)	$0.25	-44%
Weighted average ordinary shares—basic	108,179,366	82,210,050	25,969,316	32%
Weighted average ordinary shares—diluted	108,179,366	82,210,050	25,969,316	32%

Other comprehensive income (loss):
Changes in the fair value of the convertible notes	305	(337)	642	-191%
Foreign exchange translation adjustment	(298)	(198)	(100)	51%
Comprehensive loss	$(33,449)	$(46,142)	$12,693	-28%

Comparison of years ended June 30, 2024 and 2023

Revenue

	Twelve Months Ended		Change 2024 vs. 2023
(in thousands)	June 30, 2024	June 30, 2023	Change	%
Revenue	$2,289	$3,403	$(1,114)	-33%

During the year ended June 30, 2024, we recognized $2.1 million of revenue related to sales of KidneyIntelX and $0.14 million of revenue related to services performed for Eli Lilly and University Medical Center Gronigen. During the year ended June 30, 2023, we recognized $3.1 million revenue related to sales of KidneyIntelX and $0.3 million of revenue of pharmaceutical services revenue related to services performed for AstraZeneca and University Medical Center Gronigen. The $1.1 million decrease in revenue was primarily driven by an decrease in KidneyIntelX billable testing volumes due to the transition to a commercial billing structure under our arrangement with Mount Sinai.

Cost of Revenue

	Twelve Months Ended		Change 2024 vs. 2023
(in thousands)	June 30, 2024	June 30, 2023	Change	%
Cost of revenue	$2,133	$2,683	$(550)	-20%

During the year ended June 30, 2024, we recognized cost of revenue of $2.1 million primarily attributable to KidneyIntelX testing, including labor, lab consumables and sample collection costs related to revenue generating activities. We recognized $2.7 million of cost of revenue for the year ended June 30, 2023. The $0.5 million decrease in cost of revenue was primarily driven by a decrease in KidneyIntelX testing volumes.

Research and Development Expenses

	Twelve Months Ended		Change 2024 vs. 2023
(in thousands)	June 30, 2024	June 30, 2023	Change	%
Research and development expenses	$9,290	$14,298	$(5,008)	-35%

Research and development expenses decreased by $5.0 million from $14.3 million for the year ended June 30, 2023 to $9.3 million for year ended June 30, 2024. The decrease was attributable to a $2.7 million decrease in compensation and related benefits, $2.5 million decrease related to external R&D projects and studies with Mount Sinai and Wake Forest, $0.2 million decrease in lab supplies purchases, offset by $0.4 million increase related to consulting and professional fees and $0.1 million increase in other miscellaneous expenses.

General and Administrative Expenses

	Twelve Months Ended		Change 2024 vs. 2023
(in thousands)	June 30, 2024	June 30, 2023	Change	%
General and administrative	$19,751	$28,662	$(8,911)	-31%

General and administrative expenses decreased $8.9 million from $28.7 million for the year ended June 30, 2023 to $19.8 million for the year ended June 30, 2024. The decrease was driven by our previously announced cost cutting measures and was due to a $6.7 million decrease in compensation and related benefits, including share-based payments, due to decreased headcount, $1.3 million decrease in insurance costs, $0.6 million decrease in marketing and public relations, $0.5 million decrease in other operating expenses, and $0.4 million decrease in IT costs, offset by a $0.6 million increase in consulting and professional fees.

In connection with the delisting of our ADSs from Nasdaq effective on or about October 7, 2024, and our ADSs becoming quoted on the OTC Markets’ OTCQX tier effective on or about October 8, 2024, we anticipate that we will re-qualify as a foreign private issuer (“FPI”) at our next testing date for FPI status. As a foreign private issuer, we expect annual cost savings of up to $1.5 million from a reduction in regulatory filing costs, professional fees (audit, legal, and consulting), listing fees, insurance and other administrative costs.

Impairment Loss on Property, Equipment and Other Long-Lived Assets

	Twelve Months Ended		Change 2024 vs. 2023
(in thousands)	June 30, 2024	June 30, 2023	Change	%
Impairment loss on property, equipment and other long-lived assets	$723	$—	$723	100%

As part of our cost saving plan, we consolidated lab operations which resulted in a $0.6 million impairment of property and equipment at our Utah and Florida labs and a $0.1 million impairment of the Utah right-of-use asset for the year ended June 30, 2024. There was no impairment loss on property, equipment and other long-lived assets in the year ended June 30, 2023.

Foreign Currency Gain

	Twelve Months Ended		Change 2024 vs. 2023
(in thousands)	June 30, 2024	June 30, 2023	Change	%
Foreign currency gain, net	$163	$358	$(195)	-54%

During the year ended June 30, 2024, we recognized a foreign currency gain of $0.2 million due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency. During the year ended June 30, 2023, we recognized a foreign currency gain of $0.4 million due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency and remeasurement of intercompany payables/receivables.

Fair Value Adjustments to VericiDx Investment

	Twelve Months Ended		Change 2024 vs. 2023
(in thousands)	June 30, 2024	June 30, 2023	Change	%
Fair value adjustment to VericiDx investment	$(505)	$(1,282)	$777	-61%

We account for the investment in VericiDx equity securities at fair value, with changes in fair value recognized in the consolidated statement of operations and comprehensive loss. During the year ended June 30, 2024, we recorded a loss of $0.5 million to adjust the VericiDx investment to fair value. During the year ended June 30, 2023, we recorded a loss of $1.3 million to adjust the VericiDx investment to fair value.

Fair Value Adjustment on Convertible Notes

	Twelve Months Ended		Change 2024 vs. 2023
(in thousands)	June 30, 2024	June 30, 2023	Change	%
Fair value adjustment to convertible notes	$(3,751)	$(3,107)	$(644)	21%

We elected to account for the bonds at fair value with qualifying changes in fair value recognized through the consolidated statements of operations and comprehensive loss until the notes are settled. This excludes fair value adjustments related to instrument-specific credit risk, which is recognized in Other Comprehensive Income (OCI). For the year ended June 30, 2024, we recorded a loss of $3.8 million to adjust the bonds to fair value. For the year ended June 30, 2023, we recorded a loss of $3.1 million to adjust the bonds to fair value. The change in fair value of the bond was driven by a decrease in term to maturity, increase in risk free rate and change in stock price.

Other Income

	Twelve Months Ended		Change 2024 vs. 2023
(in thousands)	June 30, 2024	June 30, 2023	Change	%
Other income, net	$249	$656	$(407)	-62%

During the year ended June 30, 2024, we realized $0.2 million of income which included $0.2 million of interest income earned on our cash deposits and $0.2 million of grant income, offset by $0.1 million of realized loss on the sale of VericiDx shares. During the year ended June 30, 2023, we realized $0.7 million of income related $0.2 million of income related to the dissolution of Kantaro, $0.3 million of income for refunds from Citibank, and $0.1 million interest income earned on our cash deposits.

Liquidity and Capital Resources

Since our inception, we have incurred net losses. We incurred net losses of $33.5 million and $45.6 million for the years ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $211.8 million.

On March 12, 2024, we entered into a Placing Agreement (the “Placing Agreement”) with Stifel Nicolaus Europe Limited (the “Bookrunner” or “Stifel”), pursuant to which we agreed to allot and issue new ordinary shares, nominal value £0.0025 per ordinary share (the “Placing Shares”) to certain investors (the “Placees”) in an unregistered offering (the “Private Placement”), up to an aggregate of 46,801,872 ordinary shares, in two tranches. We allotted and issued 19,986,031 Placing Shares at a placing price of £0.20 per Placing Share (the “First Tranche”), which closed on March 14, 2024. Subsequent to obtaining the required shareholder approval, we allotted and issued 26,815,841 Placing Shares at a placing price of £0.20 per Placing Share (the “Second Tranche”), which closed on April 24, 2024. We received aggregate gross proceeds of approximately $12 million from the closing of the First Tranche and Second Tranche, before deducting fees and commissions to the Bookrunner and other offering expenses payable by us.

On April 5, 2024, we entered into a securities purchase agreement (the “DB Capital Purchase Agreement”) with an institutional investor pursuant to which we agreed to issue and sell in a registered direct offering (the “Registered Direct Offering”) 2,666,667 ordinary shares, nominal value £0.0025 per share. Pursuant to the DB Capital Purchase Agreement, we also granted the investor an option to purchase up to 7,811,696 additional ordinary shares at the offering price of $0.375 per share. The purchase price of each ordinary share is $0.375. On April 18, 2024, the investor partially exercised the option to purchase 1,333,334 ordinary shares. The gross proceeds to the Company from the Registered Direct Offering were approximately $1.5 million, before deducting offering expenses payable by the Company. The shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-274733) that was filed with the SEC on September 28, 2023 and became effective on October 6, 2023, including the base prospectus contained therein, and a related prospectus supplement dated as of April 5, 2024 filed with the SEC.

On September 30, 2024, we announced our intention to raise approximately £11 million gross proceeds through a placing, a subscription and a retail offer of new ordinary shares of the Company at an issue price of £0.09 per new ordinary share to new and existing institutional and other investors. There can be no assurance that we will complete this fundraising or on the terms and in the timing expected.

October 2024 Proposed Debt Restructurings

The Company announced a proposed fundraising (the “Fundraise”) on September 30, 2024. In that announcement, the Company announced a proposed revision to the terms of its £8.7 million amortizing senior convertible bond (the “Convertible Bond”) held by a fund advised by Heights Capital Ireland LLC (the "Convertible Bond Investor"), subject to the closing of the fundraising which we expect to be on or around October 9, 2024. Under the proposed terms, the Convertible Bond would be repaid and restructured as follows (depending on the specific amount of capital committed in the financing): (i) £2.9 million of the Convertible Bond would be capitalized via issue to the Convertible Bond Investor of approximately 32.2 million ordinary shares (the “Heights Conversion Shares”), at the per share price (the “Issue Price”) being offered in the Fundraise; (ii) in the event that the Company were to raise more than £12.5 million (net of costs) through the Fundraise, the next £2.5 million raised in the Fundraise (above the £12.5 million (net of costs)) would be payable to the Convertible Bond Investor (such amount, the “Tranche 2 Payment”); and (iii) the balance of the Convertible Bond will be restructured as a new unsecured convertible bond (the “New Convertible Bond”). It is currently expected that the Heights Conversion Shares to be issued to the Convertible Bond Investor will represent 9.9% of the Company’s enlarged issued share capital. The Convertible Bond Investor will be subject to a 6-month lock-in and, in the event that the Tranche 2 Payment exceeds £2 million, the Convertible Bond Investor will agree to extend its lock-in period for a further 3 month period.

The New Convertible Bond will accrue interest at a rate of 5.5% per annum if paid in cash or 7.5% per annum if rolled into the principal amount, at the discretion of the Company. The New Convertible Bond will have a maturity date of July 31, 2029 and may not be converted before April 1, 2026 ,except in the event that the Company undertakes a further qualifying equity issuance in the future (which would exclude securities properly issued to employees and other staff of the Company for bona fide remuneration and incentivisation purposes). The New Convertible Bond can be redeemed as follows:

•
at any time from 1 April 2026, a holder of the New Convertible Bond can redeem any or all of the New Convertible Bond at a conversion price (subject to customary adjustment provisions) equal to 250% of the Issue Price;
•
in the event of a change of control of the Company or if the ordinary shares cease to be admitted to trading on AIM or the Main Market of the London Stock Exchange (or if dealing in the ordinary shares is suspended, other than in connection with a corporate reorganisation, for a period of 60 dealing days or more) or in the event that less than 20% of the Company’s issued share capital (including ADSs) comprises free float, a holder of the New Convertible Bond can require the Company to redeem all but not some of their New Convertible Bond at a conversion price equal to 120% of the principal amount of the New Convertible Bond (together with accrued but unpaid interest); and
•
at any time, the Company can elect to redeem all, but not some, of the principal amount of the New Convertible Bond at a price equal to the greater of (i) the principal amount and all accrued but unpaid interest and (ii) the “parity value” of the New Convertible Bond. For this purpose, the “parity value” is the product of: (a) such number of ordinary shares as would have been issued on conversion and the mean volume weighted average price of an ordinary share on the ten consecutive dealing days preceding the date on which such redemption is to occur.

Additionally, an accounts payable balance with a professional adviser of approximately $850,000 (the “Advisor Accounts Payable Balance”) has been restructured such that 50% of the outstanding balance ($425,000) will convert to equity at the Issue Price. The remaining 50% will be repaid as follows: (i)

•
$325,000 will be converted to a long term unsecured note (the “Advisor Loan Note”), bearing interest at 5% per annum, which will be rolled into the principal amount of the Advisor Loan Note. The principal and interest of the Advisor Loan Note will be repaid on the earlier of: (i) 5 years from the issuance of the Advisor Loan Note; or (ii) such earlier time as the Company is acquired by another company. Additionally, the Company has the right to redeem the Advisor Loan Note at any time without prepayment penalties.
•
The remaining balance will be settled in cash from operations following the closing of the Fundraise.

Additionally, other creditors with accounts payable having an aggregate value of approximately £650,000 have agreed to write-off their balances (the “Creditor Write-offs”).

The Company believes that the restructuring of the Convertible Bond and the Advisor Accounts Payable Balance, the creation of the New Convertible Bond and the Advisor Loan Note and the Creditor Write-offs, along with some ancillary debt restructuring, will substantially reduce the Company’s monthly cash burn and the Company estimates that this will remove more than 80% of the total forecasted cash obligations of the Company over the next 3 years (or approximately £485,000 per month).

The ordinary shares issued pursuant to the debt restructuring described in this section are expected to equate to approximately 36 million ordinary shares and are expected to be issued on or about October 30, 2024, subject to the passing of resolutions at the general meeting of the Company’s shareholders (the “General Meeting”), completion of the allotment and issue of the Non-EIS/VCT placing shares will take place after the General Meeting, and application to the London Stock Exchange for admission of such ordinary shares.

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

To date, we have primarily financed our operations through equity and debt financings. As of June 30, 2024, we had cash of $4.7 million. We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $211.8 million as of June 30, 2024. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of KidneyIntelX or any future products currently in development. As a result of our losses and our projected cash needs, substantial doubt exists about our ability to continue as a going concern within 12 months after the date that the financial statements are issued.

Substantial additional capital will be necessary to fund our operations, expand our commercial activities and develop other potential diagnostic-related products. We plan to finance our cash needs through a combination of revenue from sales, securities offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders.

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

Going Concern

We have limited sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional capital and the effectiveness of our cost-cutting and other capital preservation measures. Without additional financing, we expect our cash and cash equivalents as of June 30, 2024, combined with additional cost reduction options available, will be sufficient to fund our operating expenses and capital expenditure requirements into November 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect or may fail in our efforts to enact additional cost reduction options. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization.

On September 30, 2024, we announced a commitment from a number of existing and new investors to purchase equity securities from the Company in the aggregate gross amount of approximately £11 million. This equity financing is expected to close in two or more tranches beginning on October 9, 2024. This incremental equity capital is expected to fund the Company for at least the next 12 months. The funding has been committed but not yet received at the time of this filing.

These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following table shows a summary of our cash flows from operations for the periods indicated (in thousands):

	Year ended June 30,		Change 2024 vs.2023
(in thousands, except share and per share amounts)	2024	2023	Change	%
Net cash used in operating activities	$(30,111)	$(34,085)	3,974	-12%
Net cash used in investing activities	(4)	—	(4)	—
Net cash provided by financial activities	10,250	16,386	(6,136)	-37%
Effect of exchange rate changes on cash	(137)	1,048	(1,185)	-113%

Net cash used in operating activities

During the year ended June 30, 2024, net cash used in operating activities was $30.1 million and was primarily attributable to our $33.5 million net loss as well as $6.9 million of noncash charges and $3.5 million net change in our operating assets and liabilities. Noncash charges were primarily related to $3.5 million fair value adjustment related to the bonds, $1.7 million in share-based compensation expense, $0.7 million of loss on write off of assets, $0.5 million fair value adjustment on our VericiDx investment, and $0.4 million of depreciation and amortization expense. The change in our operating assets and liabilities was primarily attributable to $4.4 million decrease in accrued expenses and other current liabilities, offset by $0.9 million increase in accounts receivables, prepaids and other current assets.

During the year ended June 30, 2023, net cash used in operating activities was $34.1 million and was primarily attributable to our $45.6 million net loss adjusted for $5.8 million of noncash charges and $5.7 million net change in our operating assets and liabilities. Noncash charges were primarily related to $2.9 million in share-based compensation expense, $2.0 million fair value adjustment related to the bonds, $1.3 million fair value adjustment on our VericiDx investment, $0.5 million of depreciation and amortization expense and $0.1 million of noncash lease expense, offset by $1.0 million in foreign exchange gains. The change in our operating assets and liabilities was primarily attributable to a $4.2 million increase in accrued expenses and other current liabilities and a $1.5 million increase in accounts receivables, prepaids and other current assets.

Net cash used in investing activities

During the year ended June 30, 2024, net cash used in investing activities was immaterial.

During the year ended June 30, 2023, no cash was used in investing activities.

Net cash provided by financing activities

During the year ended June 30, 2024, net cash provided by financing activities was $10.3 million and was primarily attributable to $13.5 million of gross proceeds from the issuance of ordinary shares in Private Placement, $0.1 million in proceeds from the issuance of ordinary shares under our employee stock purchase program, offset by $1.7 million in cash used to pay down the principal of the Bonds and $1.7 million in cash paid for offering costs related to the issuance of ordinary shares.

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

Based upon the debt restructurings, Nasdaq delisting, OTCQX quotation and re-achieving foreign private issuer status discussed above, we are projecting that our over-all cash burn rate can be reduced to $0.75 million or less per month by the end of our fiscal year ending June 30, 2025.

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements found elsewhere in this report for a description of recent accounting pronouncements applicable to our financial statements.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 3 to our consolidated financial statements included elsewhere in this report, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

We make estimates of our accrued expenses as of each consolidated balance sheet date in our consolidated financial statements based on facts and circumstances known at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

Share-based Compensation

We measure equity classified share-based awards granted to employees and nonemployees based on the estimated fair value on the date of grant and recognize compensation expense of those awards over the requisite service period, which is the vesting period of the respective award. We account for forfeitures as they occur. For share-based awards with service-based vesting conditions, we recognize compensation expense on a straight-line basis over the service period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. We were a privately-held organization prior to November 2018 and have been a publicly-traded company for a limited period of time and therefore lack company-specific historical and implied volatility information for our shares. Accordingly, we estimate our expected share price volatility based on the historical volatility of publicly-traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is none based on the fact that we have never paid cash dividends on ordinary shares and do not expect to pay any cash dividends in the foreseeable future.

We classify share-based compensation expense in our consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Convertible Notes

In April 2022, we issued amortizing senior convertible bonds with a principal amount of $21.2 million in amortizing senior convertible bonds due in April 2027 (the “Bonds”) to CVI Investments, Inc. (the “Convertible Bond Investor”). The Bonds were issued at 85% par value with total net proceeds of $18.0 million and accrue interest at an annual rate of 5.5%, payable quarterly in arrears, in cash or ADSs valued at the ADS Settlement Price at our option. The principal and interest payments are due in equal quarterly installments starting in July 2022. The Bonds contain various conversion and redemption features. The initial conversion price for the Convertible Bonds of $8.70 has been set at a 20 percent premium to the Reference ADS Price. The Conversion Price may reset down at 12, 24 and 36 months, depending on share price performance, the Bonds have a hard floor in the conversion price of $7.25. As a result of the February 2023 private placement and pursuant to conditions of the bond agreement, the conversion price was adjusted to $8.2508 (previously $8.70) and the floor price was adjusted to $6.8757 (previously $7.25). Further, pursuant to conditions of the agreement, effective April 7, 2023, the conversion price was adjusted from $8.2508 to $7.7924. Between amortization dates, Convertible Bond Investor retains the right to advance future amortization payments, provided that (a) there shall be no amortization advancements during the first 12 months, (b) no more than two amortization advancements may occur in any 12-month period, and (c) no more than one amortization advancement may occur in any 3-month period. On March 28, 2024, the Company entered into a second amendment and restatement agreement with the Convertible Bond Investor, which amended the terms of the Company’s existing bond agreement, dated March 31, 2022. The Company performed an analysis and determined that the financial impact was immaterial as the amended and restated agreement was not substantially different than the previous agreement.

The Convertible Bond Investor is also permitted to defer up to two amortization payments to a subsequent amortization date. We retain the option to repay any deferred amortization in cash at 100 percent of the nominal amount. In July 2022, we made a cash amortization payment of $1.4 million, which consisted of $1.1 million of principal and $0.3 million of interest. In October 2022, the Convertible Bond Investor deferred the October amortization payment to maturity of the bond and we made an interest payment of $0.3 million. In January 2023, we made a cash amortization payment of $1.4 million, which consisted of $1.1 million of principal and $0.3 million of interest. In April 2023, we made a cash amortization payment of $1.4 million, which consisted of $1.1 million of principal and $0.3 million of interest. In July 2023, we made a cash amortization payment of $1.4 million, which consisted of $1.1 million of principal and $0.3 million of interest. Also in July 2023, the Convertible Bond Investor exercised its right to advance an amortization payment and we made an accelerated repayment of $1.1 million through the issuance of 526,211 ADSs representing 1,052,422 ordinary shares. In October 2023, we made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 2,335,388 ordinary shares in the form of 150,000 ordinary shares and 1,092,694 ADSs. In December 2023, we made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 2,500,000 ordinary shares and a cash payment of $0.6 million. On April 11, 2024, we issued 3,636,162 ordinary shares in the form of 1,818,081 ADSs to the Convertible Bond Investor (the “April Repayment”), which settled the principal and interest amounts due under the bonds on April 7, 2024. After settlement of the Repayment, the principal remaining under the Bonds was reduced by $1.06 million to $12.72 million. The Shares were issued without registration in reliance upon the exemption provided in Section 3(a)(9) of the Securities Act.

The Bond Agreement contains a negative pledge covenant that provides that for so long as the principal amount outstanding under the Bonds is equal to or exceeds U.S.$3,000,000, the Company shall not, and will procure that none of its subsidiaries, will, create or permit to subsist any Security Interest (as defined in the Bond Agreement), other than a Permitted Security Interest (as defined in the Bond Agreement), upon the whole or any part of its present or future undertaking, assets or revenues (including any uncalled capital) to secure any Financial Indebtedness (as defined in the Bond Agreement) or to secure any Financial Indebtedness Guarantee (as defined in the Bond Agreement), without at the same time or prior thereto securing the obligations of the Company under the Bonds and the Bond Agreement equally and rateably therewith or providing such other security, guarantees and/or other arrangements for the benefit of holders of the Bonds as may be approved by all of the holders of the Bonds. The Bond Agreement also contains a covenant regarding the incurrence of indebtedness which provides that for so long as the principal amount outstanding under the Bonds is equal to or exceeds U.S. $5,000,000, the Company shall not, and shall procure that its subsidiaries shall not, at any time permit to create, incur, assume or otherwise become liable in respect of any Financial Indebtedness, contingently or otherwise. The Bond also contains negative covenants regarding, among other things, the issuance or paying up any securities, modifying the rights attaching to the ordinary shares; issuing any share capital with rights which are more favorable than the rights attaching to the ordinary shares; modify securities already issued, or grant securities, below a consideration floor; grant or issue securities that could not be legally issued as fully paid; not reduce its share capital, share premium account, or any uncalled liability in respect thereof, or any non-distributable reserves; certain third party offers made to shareholders; and ADSs and the ADS facility.

We elected the fair value option to account for the bonds as we believe the fair value option provides users of the consolidated financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the ordinary shares underlying the conversion option. The fair value of the Notes is determined using a scenario-based analysis that estimates the fair value based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders. For each reporting period, changes in the fair value of the notes are recognized through other income (expense) with the portion of the change that results from a change in the instrument-specific credit risk recorded separately in OCI for each reporting period.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

New Independent Registered Public Accounting Firm

As part of the ongoing process to reduce cost of operations and optimize third-party support services for Renalytix plc (the “Company”), the Audit Committee (the “Committee”) of the Board of Directors of the Company recently conducted a selection process to determine the Company's independent registered public accounting firm for the fiscal year ended June 30, 2024. The Committee invited several public accounting firms to participate in the process and on June 19, 2024, the Committee approved the engagement of CohnReznick LLP (“CohnReznick”) to serve as our independent registered public accounting firm for the fiscal year ended June 30, 2024 with such appointment to be effective as of June 19, 2024.

During the Company’s two most recent fiscal years ended June 30, 2023 and 2022, as well as the subsequent interim periods through the date of this Current Report, neither the Company nor anyone acting on its behalf consulted with CohnReznick regarding any of the matters described in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Previous Independent Registered Public Accounting Firm

On June 21, 2024, Ernst & Young LLP (“Ernst & Young”) was informed that the Committee approved Ernst & Young’s dismissal as the Company’s independent registered public accounting firm with such dismissal to be effective as of June 18, 2024.

Ernst & Young’s reports on the Company's consolidated financial statements for the fiscal years ended June 30, 2023, 2022 and 2021 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph regarding the entity’s ability to continue as a going concern included in Ernst & Young’s report on the Company's consolidated financial statements as of and for the year ended June 30, 2023.

During the Company’s fiscal years ended June 30, 2023, 2022 and 2021, and the subsequent interim period through the date of this Current Report: (i) there were no disagreements between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Ernst & Young’s satisfaction, would have caused Ernst & Young to make reference to the subject matter of the disagreements in connection with its reports on the consolidated financial statements for such years and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K except for a material weakness in the design of the Company’s internal control over financial reporting reported in Item 15 on Form 20-F for the fiscal year end June 30, 2022 related to stock-based compensation, which was remediated as of June 30, 2023.

We have provided Ernst & Young with a copy of the foregoing disclosures and have requested that Ernst & Young furnish us with a letter addressed to the United States Securities and Exchange Commission stating that it agrees with the above disclosures. Attached as Exhibit 16.1 is a copy of that letter, dated June 24, 2024.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer (principal executive officer) and interim chief financial officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2024, have concluded that our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of internal control over financial reporting as of June 30, 2024 based on the framework in “Internal Control—Integrated Framework” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management has concluded that, as of June 30, 2024, the Company’s internal control over financial reporting was not effective due to the material weaknesses described below.

We have identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness is related to an error in the mark-to-market adjustment to our convertible debt that had been elected under the fair value option, which resulted in insufficient expense recognition.

This error resulted from the incorrect application of a mark-to-market adjustment for the convertible debt. The deficiency arose due to the high complexity and technical nature of the convertible debt instrument. We did not design and maintain effective controls over the accounting and disclosure for convertible debt. The control deficiency arose due to the lack of technical expertise.

This material weakness resulted in adjustments to expense and equity which were recorded prior to the issuance of the consolidated financial statements as of June 30, 2024.

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

Remediation Measures for Material Weaknesses in Internal Control over Financial Reporting

We have taken measures to remediate the material weaknesses existing as of June 30, 2024 including engaging a third-party advisory firm to help navigate the complexity of the issue. Our team now has enough knowledge to make these adjustments going forward. In addition, we will implement additional layers of review on these transactions.

We are making progress toward the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The measures that we are taking are subject to continued testing, ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the measures we are taking will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time.

We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Changes in Internal Control Over Financial Reporting

There have been no change in our internal control over financial reporting during the fiscal year ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

The following table sets forth information with respect to our current directors, including their ages as of September 30, 2024. There are no family relationships among any of our directors.

Name	Age	Position(s)
James McCullough	56	Chief Executive Officer and Chairman of the Board of Directors
Fergus Fleming	57	Chief Technology Officer and Director
Catherine Coste	58	Non-Executive Director
Daniel Levangie	74	Non-Executive Director
Erik Lium, Ph.D.	56	Non-Executive Director
Christopher Mills	71	Non-Executive Director

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

Fergus Fleming has served as our Chief Technology Officer and as a member of our Board since our inception. Since June 2013, Mr. Fleming has served as Managing Director of FF Consulting Limited, where he has provided product development and commercialization support to medical devices and diagnostics companies. While working at FF Consulting Limited, Mr. Fleming has served as Head of Business Development for Oncomark Limited from November 2016 to October 2018, and served in a number of roles at EKF Diagnostics plc. Mr. Fleming has over 30 years of experience in the life sciences sector, including leadership positions with Baxter Healthcare, Boston Scientific and Trinity Biotech plc. Mr. Fleming received a degree in Science from University College Galway, Ireland.

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

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our current executive officers, including their ages as of September 30, 2024. There are no family relationships among any of our executive officers.

Name	Age	Position
James McCullough	56	Chief Executive Officer and Director
Fergus Fleming	57	Chief Technology Officer and Director
Howard Doran	63	President
Michael J. Donovan	70	Chief Medical Officer
Joel Jung	66	Interim Chief Financial Officer

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

Howard Doran was appointed President in April 2024 after previously serving as Chief Business Officer of Renalytix since September 1, 2023. Prior to joining Renalytix, Mr. Doran served as LipoScience, Inc's President and Chief Executive Officer until successful completion of LabCorp’s acquisition of the company in November 2014. Preceding LipoScience, Mr. Doran was President and Chief Operating Officer of Constitution Medical, Inc., an early-stage in vitro diagnostics company and developer of the Bloodhound Fully Integrated Hematology System, which was acquired by Roche Diagnostics, Inc. in July 2013. Prior to Constitution Medical, Mr. Doran was a member of the senior executive team of Hologic, Inc. and served as President of Hologic's Global Diagnostics business. Mr. Doran joined the senior management team of Hologic in 2007 at the time of Hologic's acquisition of Cytyc Corporation, where he had been serving as Senior Vice President and Business Unit Director of Cytyc’s $500 million in vitro diagnostics business. From 1997 through 2007, he was a key member of the management team of Cytyc Corporation during Cytyc’s dramatic growth, serving in a number of senior commercial roles of increasing responsibility including physician sales and marketing, managed care initiatives and laboratory sales and marketing. Mr. Doran holds a Bachelor of Science degree in Management from West Chester University of Pennsylvania.

Joel Jung was appointed Interim Chief Financial Officer in May 2024 and previously, Mr. Jung served as Chief Financial Officer at Minerva Surgical, Inc. from July 2020 to February 2024. Mr. Jung served as a financial consultant to several life sciences companies from October 2018 to July 2020. From October 2018 to June 2019, Mr. Jung held various positions at uBiome, Inc., including as Chief Financial Officer from March 2019 to June 2019. Prior to that, Mr. Jung served as the Chief Financial Officer for four companies including Counsyl, Inc. (acquired by Myriad Genetics, Inc.), Bionano Genomics, Inc., AgraQuest, Inc. (acquired by Bayer CropScience), and Celera Corporation. Mr. Jung holds a B.S. Degree in Aeronautical Engineering from Purdue University and an M.B.A. from the Haas School of Business at the University of California, Berkeley.

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

Insider Trading Policies; Hedging and Pledging Prohibition

The Company has adopted insider trading policies and procedures governing the purchase, sale and/or other disposition of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards of Nasdaq.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Our named executive officers, or NEOs, for the fiscal year ended June 30, 2024, consisting of our principal executive officer, the next two most highly compensated executive officers serving as of June 30, 2024 and two additional individuals form whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of June 30, 2024 , were:

•
James McCullough, our Chief Executive Officer and Director;
•
Fergus Fleming, our Chief Technology Officer and Director;
•
Michael Donovan, our Chief Medical Officer
•
Thomas McLain, President (resigned) ; and
•
O. James Sterling, Chief Financial Officer (resigned).

Summary Compensation Table

The following table presents all of the compensation awarded to or earned by or paid to our named executive officers for the fiscal years ended June 30, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($)(2)		Total ($)
James McCullough	2024	509,585	241,805	—	28,720	(2)	780,110
Chief Executive Officer and Director	2023	601,271	—	405,675	29,375	(3)	1,036,321
Fergus Fleming	2024	310,498	88,751	—	26,453	(4)	425,702
Chief Technology Officer and Director
Michael J. Donovan	2024	328,450	21,560	—	30,004	(5)	380,014
Chief Medical Officer
Thomas McLain	2024	420,649	257,850	—	83,182	(7)	761,681
Prior President (6)	2023	450,271	—	202,500	9,930	(8)	662,701
O. James Sterling	2024	345,365	109,377	—	12,463	(10)	467,205
Prior Chief Financial Officer (9)	2023	426,251	—	174,735	22,691	(11)	623,677

(1)
Represents amounts paid pursuant to our annual incentive compensation program, described below.
(2)
Represents $16,662 paid in 2024 by us in 401(k) contributions and $12,058 paid in 2024 by us for Mr. McCullough’s life insurance premiums.
(3)
Represents $20,224 paid in 2023 by us in 401(k) contributions and $9,151 paid in 2023 by us for Mr. McCullough’s life insurance premiums.
(4)
Represents $15,525 paid in 2024 by us in pension contributions and $10,928 paid in 2024 by us for Mr. Fleming’s stipend.
(5)
Represents $14,327 paid in 2024 by us in 401(k) contributions and $15,676 paid in 2024 by us for Mr. Donovan’s life insurance premiums.
(6)
Mr. McLain resigned as of April 30, 2024.
(7)
Represents $75,000 paid in 2024 by us in separation pay and $8,182 paid in 2024 by us for Mr. McLain’s life insurance premiums.
(8)
Represents $9,930 paid in 2023 by us for Mr. McLain’s life insurance premiums.
(9)
Mr. Sterling resigned as of May 24, 2024.
(10)
Represents $8,763 paid in 2024 by us in 401(k) contributions and $3,701 paid in 2024 by us for Mr. Sterling’s life insurance premiums.
(11)
Represents $19,000 paid in 2023 by us in 401(k) contributions and $3,691 paid in 2023 by us for Mr. Sterling’s life insurance premiums.

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
•
the underlying rate of inflation.

Executive officer level salaries are determined considering industry benchmarking data. There is no prescribed maximum annual salary or salary increase. Base salary increases are awarded at the discretion of the Committee; however, the Committee is guided by the general increase for the broader employee population but may decide to award a lower increase for Executive officers or exceed this to recognize, for example, an increase in the scale, scope or responsibility of the role and/or take account relevant market movements. salary increases will normally executive officer level salaries are approved by the Board in line with corporate performance and are consistent with positions held.

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

		The maximum employer pension contribution or cash in lieu amount will be a percentage of annual base salary aligned with that provided to other senior executives in the executive officer’s location.	Not performance related.

Purpose and Link to Strategy	Operation	Maximum Opportunity	Performance Metrics
Annual Bonus
An annual bonus rewards the achievement of objectives that support the Company’s corporate goals and delivery of the business strategy

Bonuses are determined based on objectives that are agreed with the Committee, and the Board, at the start of each financial year although the Committee retains the discretion to amend objectives during the year if it considers that objectives are no longer appropriate. Different performance measures and weightings may be used each year, as agreed with the Committee, to take into account changes in the business strategy. Bonuses are normally paid in cash (but may be paid in the form of an equity award, at the discretion of the Committee).

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

Annual Performance Bonuses

Each of our executive officers is eligible to receive performance bonus under our annual incentive compensation program. The Committee of the Board determined that while Management made progress in key areas in fiscal year 2024 growing the business, the Company did not achieve 100% of its annual corporate objectives, and therefore no bonuses for company executives will be paid. This outcome was based on achievements versus goals in the following key areas: overachievement in the area of technology/innovation, partial achievement in executive team performance, insurance reimbursement and governance, inclusion, and operations, and underachievement of the revenue target.

Retirement Benefits and Other Compensation

Health and Welfare and Retirement Benefits

All of our current named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, disability and life insurance plans, in each case on the same basis as all of our other employees.

401(k) Plan

The Company maintains a defined contribution 401(k) retirement plan which covers all U.S. employees. Employees are eligible after three months of service. Under the 401(k) plan, participating employees may make contributions in an amount up to the limit set by the Internal Revenue Service on an annual basis. The Company has a safe harbor plan and makes contributions to employee accounts of 5% of compensation and increased it to 6% effective January 2024 (as defined by the plan). The Company paid $0.1 million and $0.1 million in contributions for the years ended June 30, 2024 and 2023, respectively.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding stock options held by our named executive officers as of June 30, 2024. None of our named executive officers held restricted stock or other stock awards as of June 30, 2024.

	Option Awards
Name	Total number of granted options (#) (1)	Number of securities underlying unexercised options (#) exercisable (2)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)		Option expiration date
James McCullough	875,017	291,672	583,345	(3)	$1.30	(5)	7/6/2033
Fergus Fleming	538,161	538,161	—		$1.53	(6)	11/1/2028
	352,902	117,636	235,266	(3)	$1.30	(5)	7/6/2033
Michael Donovan	269,081	269,081	—		$1.53		11/1/2028
	85,731	28,576	57,155	(3)	$1.30	(5)	7/6/2033
Thomas McLain	538,161	538,161	—		$2.55	(7)	5/31/2029
	200,000	200,000	—		$6.95	(8)	8/28/2030
	500,000	500,000	—		$11.70	(9)	4/15/2031
	394,486	230,118	164,368	(4)	$1.30	(5)	7/6/2033
	200,000	116,669	83,331	(4)	$1.49	(10)	7/10/2033
O. James Sterling	575,160	143,790	431,370	(4)	$1.30	(5)	7/6/2033

(1)
Options vest equally over 12 quarters following the grant date, subject to the executive officer's continuous service.
(2)
Fully vested and exercisable.
(3)
Unvested and unexercisable.
(4)
Forfeited and unexercisable.
(5)
The exercise price of this grant is £1.03, or $1.30 based on an exchange rate of £1.00 = $1.26.
(6)
The exercise price of this grant is £1.21, or $1.53 based on an exchange rate of £1.00 = $1.26.
(7)
The exercise price of this grant is £2.02, or $2.55 based on an exchange rate of £1.00 = $1.26.
(8)
The exercise price of this grant is £5.50, or $6.95 based on an exchange rate of £1.00 = $1.26.
(9)
The exercise price of this grant is £9.25, or $11.70 based on an exchange rate of £1.00 = $1.26.
(10)
The exercise price of this grant is £1.18, or $1.49 based on an exchange rate of £1.00 = $1.26.

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

Employment Agreement of Fergus Fleming

Fergus Fleming, our Chief Technology Officer, is employed by Renalytix AI plc, our wholly owned U.K. subsidiary, and entered into a director's service agreement with Renalytix AI plc in November 2018. Mr. Fleming also entered into a separate appointment letter with us in October 2018, which governs the terms of his appointment as a director. He receives no compensation or benefits for his service as a director above those that are provided under the employment agreement.

Pursuant to the terms of the directors service agreement, Mr. Fleming is entitled to annual base salary, initially £200,000, which is subject to annual review by our remuneration committee. Our remuneration committee approved an increase to Mr. Fleming’s annual base salary to €252,000. Under the terms of the directors service agreement, Mr. Fleming is also: (1) entitled to become a member of any pension scheme operated by his employer, pursuant to which such employer will contribute 5% of the basic salary to the scheme each year that Mr. Fleming remains employed under the directors service agreement, (2) entitled to a car allowance, (3) entitled to participate, at his employer’s expense, in its private medical expenses insurance scheme, (3) entitled to participate in an annual employee bonus scheme, and (4) entitled to 25 working days paid holiday per annum and receive holiday pay between Christmas and New Year.

Mr. Fleming’s employment is terminable upon 12 months’ prior written notice. If his employment is terminated by us for certain specified reasons, we may terminate the directors service agreement with immediate effect without payment of compensation.

The directors service agreement also includes provisions which govern matters related to confidentiality, intellectual property and post- termination covenants. Mr. Fleming is subject to confidentiality obligations which remain in place following termination of employment, and to non-solicitation and non-compete restrictive covenants for a period of 12 months post-termination of his employment.

Employment Agreement of Michael J. Donovan

Michael J. Donovan, our Chief Medical Officer, is employed by Renalytix AI, Inc., our wholly owned U.S. subsidiary, and entered into an employment agreement with Renalytix AI, Inc. in December 2020.

Pursuant to the terms of the employment agreement, Mr. Donovan is entitled to annual base salary, initially $304,000, for 80% of his full-time work hours. Under the terms of the employment agreement, Mr. Donovan is also: (1) eligible for an annual bonus subject to the approval of the board of directors and (2) entitled to participate on the same basis as similarly situated employees in our benefit plans in effect from time to time during his employment. Mr. Donovan is employed at-will. If his employment is terminated by us without “Cause,” as defined in the employment agreement, Mr. Donovan is entitled to a severance payment equal to six months of his then-current base salary.

Mr. Donovan has also entered into an employee confidential information and invention assignment agreement with Renalytix AI, Inc., which governs matters related to confidentiality, intellectual property and post-termination covenants. Mr. Donovan is subject to confidentiality obligations which remain in place following termination of employment, and to non-solicitation and non-compete restrictive covenants for a period of 12 months post-termination of his employment.

Severance Agreement with Thomas McLain

Thomas McLain, who previously served as our President until April 30, 2024 (the “McLain Separation Date”), entered into a severance agreement, dated April 17, 2024 (the “McLain Severance Agreement”), with Renalytix AI, Inc., our wholly owned U.S. subsidiary. Pursuant to the McLain Severance Agreement, Mr. McLain received (i) his base salary for a period of six months following the McLain Separation Date (the “Severance Period”); (ii) contributions to the cost of health care continuation under the COBRA benefits until the earliest of (a) April, 2025, (b) the date Mr. McLain becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or (c) the date that Mr. McLain ceases to be eligible for COBRA continuation coverage for any reason including plan termination; (iii) a pro rata portion of his annual bonus for the fiscal year ending June 30, 2024, (iv) with respect to those stock options that are already vested as of the McLain Separation Date, the ability to exercise those stock options through the original term of the applicable stock option and (v) accelerated vesting of a portion of Mr. McLain's outstanding stock options equal to the number of stock options that would have vested if he had continued to be employed by the Company for 12 months following the McLain Separation Date, which will become vested as of the McLain Separation Date. Mr. McLain’s receipt of these benefits is contingent upon Mr. McLain's continued compliance with ongoing obligations provided for under the McLain Severance Agreement, including non-disparagement obligations and a general release of claims.

Employment Agreement with O. James Sterling

O. James Sterling, who previously served as our Chief Financial Officer until May 24, 2024, was employed by Renalytix AI, Inc., our wholly owned U.S. subsidiary, and entered into an employment agreement with Renalytix AI, Inc. in October 2018. Pursuant to the terms of the employment agreement, Mr. Sterling was entitled to annual base salary, initially $275,000, which is subject to annual review by our remuneration committee and to a minimum annual increase of 3%. Our remuneration committee approved an increase to Mr. Sterling’s annual base salary to $423,600. Under the terms of the employment agreement, Mr. Sterling is also: (1) eligible for an annual cash bonus in the sole discretion of the remuneration committee and (2) entitled to five weeks’ holiday per annum.

Mr. Sterling was employed at-will. On May 24, 2024, Mr. Sterling tendered his resignation from his position as Chief Financial Officer of the Company. Mr. Sterling remained with the Company through a transition period ending June 10, 2024.

Mr. Sterling is also party to an employee confidential information and invention assignment agreement with Renalytix AI, Inc., which governs matters related to confidentiality, intellectual property and post-termination covenants. Mr. Sterling is subject to confidentiality obligations which remain in place following termination of employment, and to non-solicitation and non-compete restrictive covenants for a period of 12 months post-termination of his employment.

Director Compensation

The table below sets out, for each element of pay, a summary of how remuneration of non-executive directors is structured and how it supports the Company’s strategy.

Purpose and Link to Strategy	Operation	Maximum Opportunity	Performance Metrics
Cash fees and benefits
Set at a level that is sufficient to attract and retain high caliber non-executives who contribute to the business.

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

Tax equalization and/or relocation benefits may be provided to Non-Executive Directors who are required to relocate or become tax resident in a new jurisdiction.

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

2024 Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our Board during the year ended June 30, 2024 by our non-employee directors. James McCullough, our Chief Executive Officer, and Fergus Fleming, our Chief Technology Officer, serve on the Board but do not receive any compensation for service as a director. Information about compensation for Messrs. McCullough and Fleming during the year ended June 30, 2024 is set forth above under “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)
Catherine Coste	68,145	—	—	68,145
Daniel J. Levangie	65,019	—	—	65,019
Erik Lium, Ph.D. (1)	—	—	—	—
Chirag R. Parikh, Ph.D., M.D. (2)	11,357	—	—	11,357
Timothy Scannell (3)	14,385	—	—	14,385
Christopher Mills	—	—	—	—

(1)
Dr. Lium sits on our board as a representative of the Icahn School of Medicine at Mount Sinai.
(2)
Chirag Parikh resigned as a director effective as of December 5, 2023.
(3)
Timothy Scannell resigned as a director effective as of October 18, 2023.

The following table provides information regarding the aggregate number of option awards granted to our non-employee directors that were outstanding as of June 30, 2024:

Name
Daniel J. Levangie	135,000
Erik Lium, Ph.D. (1)	204,501
Christopher Mills	—
Chirag R. Parikh, Ph.D., M.D. (2)	115,724
Timothy Scannell (3)	40,000
Catherine Coste	285,000

(1)
Dr. Lium sits on our board as a representative of the Icahn School of Medicine at Mount Sinai. Mount Sinai receives all fees payable in respect of Erik Lium’s service as a non-executive director, and Mount Sinai has been granted an option under our Share Option Plan in relation to such service.
(2)
Dr. Parikh resigned as a director effective as of December 5, 2023.
(3)
Mr. Scannell resigned as a director effective as of October 18, 2023.

In addition, each of the non-executive directors is entitled to be reimbursed for reasonable and properly documented expenses incurred in performing their duties as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of the Company’s ordinary shares (and our ADSs, each of which represents 2 ordinary shares) as of September 20, 2024 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all current executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its ordinary shares.

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

This table is based upon information supplied by officers, directors and principal stockholders. Applicable percentage ownership is based on 165,925,513 ordinary shares, including ordinary shares in the form of ADSs, outstanding as of September 20, 2024. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we include all shares subject to options held by the person that are currently exercisable, or would be exercisable or would vest based on service-based vesting conditions as of November 19, 2024, which is 60 days after September 20, 2024. However, except as described above, we do not deem such shares outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Renalytix plc 2 Leman Street, London, United Kingdom.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned
5% Stockholders:
Icahn School Of Medicine At Mount Sinai (2)	23,979,726	14.5%
Jefferson River Capital LLC (3)	8,533,280	5.1%
Polar Capital (4)	13,866,061	8.4%
Pentwater Capital Management LP (5)	8,095,187	4.9%
Nathaniel Philip Victor James Rothschild (6)	5,788,078	3.5%
Directors and Named Executive Officers:
James McCullough (7)	3,038,058	1.8%
Fergus Fleming (8)	1,225,278	0.7%
Michael Donovan (9)	297,657	*
Catherine Coste (10)	63,333	*
Daniel Levangie (11)	30,000	*
Erik Lium, Ph.D.	—	*
Christopher Mills (12)	14,072,500	8.5%
All directors and current executive officers as a group (7 persons) (13)	18,726,826	11.0%

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
(2)
Consists of 23,775,225 held by the Icahn School of Medicine at Mount Sinai and Consists of 204,501 shares issuable upon exercise of options vested as of November 11, 2023. The address of Mount Sinai is 1 Gustave L. Levy Place, New York, New York, 10029.
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
(4)
Consists of 13,866,061 ordinary shares held by Polar Capital.
(5)
Consists of 8,095,187 ordinary shares held by Pentwater Capital Management LP.
(6)
Consists of 5,788,078 ordinary shares held by Nathaniel Philip Victor James Rothschild.

(7)
Consists of 191,988 ordinary shares directly held by Mr. McCullough and 291,672 shares issuable upon exercise of options vested as of September 26, 2024, and 2,554,398 shares held by The McCullough 2020 Irrevocable Trust, of which Mr. McCullough is a trustee.
(8)
Consists of 569,481 ordinary shares directly held by Mr. Fleming and 655,797 shares issuable upon exercise of options vested as of September 26, 2024.
(9)
Consists of 297,657 ordinary shares issuable upon exercise of options vested as of September 26, 2024.
(10)
Consists of 63,333 ordinary shares issuable upon exercise of options vested as of September 26, 2024.
(11)
Consists of 30,000 ordinary shares issuable upon exercise of options vested as of September 26, 2024.
(12)
Consists of (i) 11,000,000 ordinary shares held by North Atlantic Smaller Companies Investment Trust plc (“NASCIT”), of which Harwood Capital LLP(“Harwood Capital”) is investment manager, (ii) 2,800,000 ordinary shares held by Oryx International Growth Fund Limited (“Oryx”), of which Harwood Capital is an investment advisor, (iii) 272,500 ordinary shares held by Harwood Holdco Limited (“Harwood Holdco”), which is a wholly owned subsidiary of Harwood Capital Management Limited Group (the “Harwood Group”), and (iv) 704,519 ordinary shares held by Harwood Capital, which is a wholly-owned subsidiary of the Harwood Group. Mr. Mills is partner and chief investment officer of Harwood Capital, and is the owner of the Harwood Group. The address of the Harwood Group, Harwood Capital, Harwood Holdco, NASCIT and Oryx is 6 Stratton St, Mayfair, London W1J 8LD, United Kingdom.
(13)
Consists of 1,542,960 ordinary shares issuable upon exercise of options vested as of September 26, 2024.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of June 30, 2024.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders (2)	7,451,626	$3.07	21,020,692
Equity compensation plans not approved by security holders	—	—	—
Total	7,451,626	$3.07	21,020,692

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

(1)
As at the date of the 2023 placement, the Icahn School of Medicine at Mount Sinai beneficially owned more than 5% of the Company’s ordinary shares. Erik Lium sits on our board as a representative of the Icahn School of Medicine at Mount Sinai.
(2)
As at the date of the 2023 placement, Harwood Capital LLP (“Harwood Capital”) was investment manager to NASCIT and an investment advisor to Oryx. Mr. Mills has been serving as a member of our Board of Directors and has been partner and chief investment officer of Harwood Capital.

2024 Placement

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

ISMMS subscribed for a total 9,360,374 ordinary shares at £0.20 per ordinary share in the Private Placement.

Christopher Mills, Non-Executive Chairman, and his related parties subscribed for a total of 4,000,000 ordinary shares at £0.20 per ordinary share in the Private Placement.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following four directors are independent directors within the meaning of the applicable Nasdaq listing standards: Catherine Coste, Daniel Levangie, Erik Lium, and Christopher Mills. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. James McCullough and Fergus Fleming are not independent based on their employment with the Company as executive officers.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to the Company for the fiscal years ended June 30, 2024 and 2023 by CohnReznick and Ernst & Young LLP, Iselin, New Jersey (PCAOB ID: 42), respectively, the Company’s principal accountant.

	Fiscal Year Ended June 30,
	2024	2023
	(in thousands)
Audit Fees	$564	$465
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$564	$465

Audit fees consist of fees billed for professional services provided in connection with the audit of our annual financial statements, the review of our quarterly financial statements, and audit services that are normally provided by the independent registered public accounting firm in connection with regulatory filings.

All fees described above were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, CohnReznick and Ernst & Young LLP, as applicable. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by CohnReznick and Ernst & Young LLP, as applicable, is compatible with maintaining the principal accountant’s independence for the applicable period.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
List the following documents filed as a part of the report:
(1)
All Financial Statements

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

(3)
Exhibits

We have filed, or incorporated by reference into this Annual Report on Form 10-K, the exhibits set forth on the accompanying Exhibit Index immediately preceding the Index to Consolidated Financial Statements.

		Incorporation by Reference
Exhibit No.	Description	Schedule/ Form	File Number	Exhibit	File Date

1.1	At The Market Offering Agreement by and between Renalytix plc and H.C. Wainwright & Co. LLC	8-K	001-39387	1.1	5/15/2024
3.1	Articles of Association	10-Q	001-39387	3.1	2/14/2024
4.1	Reference is made to Exhibit 3.1.
4.2	Form of Deposit Agreement	F-1/A	333-239414	4.1	7/13/2020
4.3	Form of American Depositary Receipt (included in Exhibit 4.1)	F-1/A	333-239414	4.1	7/13/2020
4.4	Description of Securities	20-F	001-39387	4.3	10/28/2020
10.1+	Renalytix plc Share Option Plan for Employees with Non-Employee Sub-Plan and U.S. Sub-Plan	F-1	333-239414	10.1	6/24/2020
10.2†#	Exclusive License and Collaboration Agreement, by and between the registrant and Icahn School of Medicine at Mount Sinai, dated as of May 30, 2018, as amended to date	F-1	333-239414	10.2	6/24/2020
10.3†#	License Agreement, by and between the registrant and Joslin Diabetes Center, Inc., as assigned to the registrant on October 23, 2018, as amended to date	F-1	333-239414	10.3	6/24/2020
10.4+	2020 Equity Incentive Plan with Non-Employee Sub-Plan and forms of grant notices and agreements thereunder	F-1	333-239414	10.6	6/24/2020
10.5+	2020 Employee Share Purchase Plan	F-1	333-239414	10.7	6/24/2020
10.6*	Employment Agreement, dated as of October 22, 2018, by and among James McCullough, Renalytix AI, Inc. and Renalytix plc	10-K	001-39387	10.6	9/28/2023
10.7*	Employment Agreement, dated as of October 12, 2018, by and among O. James Sterling, Renalytix AI, Inc. and Renalytix plc	10-K	001-39387	10.7	9/28/2023
10.8*	Employment Agreement, dated June 1, 2019, by and among Thomas McLain, Renalytix AI, Inc. and Renalytix plc	10-K	001-39387	10.8	9/28/2023
10.9*	Employment Agreement, dated as of November 2, 2018, by and among Fergus Fleming, Renalytix AI, Inc. and Renalytix plc	10-K	001-39387	10.9	9/28/2023
10.10*	Employment Agreement, dated December 12, 2020, by and among Michael Donovan, Renalytix AI, Inc. and Renalytix plc	10-K	001-39387	10.10	9/28/2023
10.11+	Form of Amended Deed of Indemnity between registrant and each of its directors	F-1	333-239414	10.8	6/24/2020
10.12+	Form of Deed of Indemnity between registrant and each of its executive officers	F-1	333-239414	10.9	6/24/2020
10.13	Registration Rights Agreement, by and between the registrant and Icahn School of Medicine at Mount Sinai, dated as of June 24, 2020	F-1	333-239414	10.1	6/24/2020

		Incorporation by Reference
Exhibit No.	Description	Schedule/ Form	File Number	Exhibit	File Date
10.14	Registration Rights Agreement, by and between The Hamilton E. James 2003 Childrens Trust, Jefferson River Capital LLC and Renalytix plc, dated as of February 7, 2023	6-K	001-39387	99.4	2/8/2023
10.15	Amended and Restated Bond Agreement between registrant and CVI Investments, dated as of April 5, 2022	20-F	001-39387	10.11	10/31/2022
10.16*	Relationship Agreement, by and among Renalytix plc, the Icahn School of Medicine at Mount Sinai and NPLUS1 Singer Advisory LLP, dated as of October 30, 2018	10-K	001-39387	10.16	9/28/2023
10.17+	Employment Agreement, dated as of August 22, 2023, among Howard Doran, Renalytix AI, Inc. and Renalytix plc	10-Q	001-39387	10.2	11/14/2023
10.18	Placing Agreement, dated March 12, 2024, between Renalytix plc and Stifel Nicolaus Europe Limited	8-K	001-39387	10.1	3/13/2024
10.19	Bond Amendment, dated March 28, 2024, between Renalytix plc and CVI Investments, Inc.	8-K	001-39387	10.1	3/29/2024
10.20	Form of Securities Purchase Agreement, dated April 5, 2024, among Renalytix plc and each of the purchasers party thereto	8-K	001-39387	10.1	4/9/2024
10.21	Separation Agreement, dated April 17, 2024, between Renalytix AI, Inc. and Tom McLain	8-K	001-39387	10.2	4/23/2024
10.22	Letter agreement, dated April 19, 2024, between Renalytix plc and DB Capital Partners Healthcare, L.P.	8-K	001-39387	10.1	4/23/2024
10.23+	Consulting Agreement, dated as of June 7, 2024, between Renalytix AI, Inc. and Joel R. Jung	8-K	001-39387	10.1	6/12/2024
21.1*	Subsidiaries of the registrant
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm (PCAOB ID No. 42)
23.2*	Consent of CohnReznick LLP, independent registered public accounting firm
24.1*	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14a
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14a
32.1**	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James McCullough and Joel R. Jung, each acting alone, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ James McCullough	Chief Executive Officer and Chairman of the Board	September 30, 2024
James McCullough	(Principal Executive Officer)

/s/ Joel R. Jung	Interim Chief Financial Officer	September 30, 2024
Joel R. Jung	(Principal Financial Officer and Principal Accounting Officer)

/s/ Fergus Fleming	Chief Technology Officer and Director	September 30, 2024
Fergus Fleming

/s/ Catherine Coste	Director	September 30, 2024
Catherine Coste

/s/ Daniel J. Levangie	Director	September 30, 2024
Daniel J. Levangie

/s/ Erik Lium	Director	September 30, 2024
Erik Lium, Ph.D.

/s/ Christopher Mills	Director	September 30, 2024
Christopher Mills

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Renalytix plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Renalytix plc (the “Company”) as of June 30, 2024, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for the year ended June 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company's auditor since June 2024.

New York, New York

September 30, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Renalytix plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Renalytix plc (the Company) as of June 30, 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023, and the results of its operations and its cash flows for the year in the period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor from 2021 to 2024.

Iselin, New Jersey

September 28, 2023

RENALYTIX PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$4,680	$24,682
Accounts receivable	722	776
Prepaid expenses and other current assets	716	1,424
Total current assets	6,118	26,882
Property and equipment, net	216	1,027
Right-of-use asset	—	159
Investment in VericiDx	698	1,460
Other Assets	940	1,101
Total assets	$7,972	$30,629

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,590	$1,485
Accounts payable – related party	1,018	1,451
Accrued expenses and other current liabilities	3,354	6,644
Accrued expenses – related party	1,329	1,963
Current lease liability	45	130
Convertible notes-current	4,159	4,463
Total current liabilities	11,495	16,136
Convertible notes-noncurrent	4,331	7,485
Noncurrent lease liability	—	41
Total liabilities	15,826	23,662

Commitments and contingencies (Note 10)

Shareholders’ equity (deficit):
Ordinary shares, £0.0025 par value per share: 161,842,057 shares authorized; 154,368,191 and 93,781,478 shares issued and outstanding at June 30, 2024 and June 30, 2023, respectively	478	286
Additional paid-in capital	204,893	186,456
Accumulated other comprehensive loss	(1,443)	(1,450)
Accumulated deficit	(211,782)	(178,325)
Total shareholders’ equity (deficit)	(7,854)	6,967
Total liabilities and shareholders’ equity (deficit)	$7,972	$30,629

The accompanying notes are an integral part of these consolidated financial statements.

RENALYTIX PLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve Months Ended	Twelve Months Ended
(in thousands, except share and per share data)	June 30, 2024	June 30, 2023
Revenue	$2,289	$3,403
Cost of revenue	2,133	2,683
Gross profit	156	720
Operating expenses:
Research and development	9,290	14,298
General and administrative	19,751	28,662
Impairment loss on property, equipment and other long-lived assets	723	—
Performance of contract liability to affiliate	—	(19)
Total operating expenses	29,764	42,941
Loss from operations	(29,608)	(42,221)

Equity in net losses of affiliate	—	(9)
Foreign currency gain, net	163	358
Fair value adjustment to VericiDx investment	(505)	(1,282)
Fair value adjustment to convertible notes	(3,751)	(3,107)
Other income, net	249	656
Net loss before income taxes	(33,452)	(45,605)
Income tax expense	(4)	(2)
Net loss	(33,456)	(45,607)

Net loss per ordinary share—basic	$(0.31)	$(0.55)
Net loss per ordinary share—diluted	$(0.31)	$(0.55)
Weighted average ordinary shares—basic	108,179,366	82,210,050
Weighted average ordinary shares—diluted	108,179,366	82,210,050

Other comprehensive income (loss):
Changes in the fair value of the convertible notes	305	(337)
Foreign exchange translation adjustment	(298)	(198)
Comprehensive loss	$(33,449)	$(46,142)

The accompanying notes are an integral part of these consolidated financial statements.

RENALYTIX PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
(in thousands, except share data)	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at June 30, 2022	74,760,432	$228	$164,012	$(915)	$(132,718)	$30,607
Shares issued under the Securities Purchase Agreement	18,722,960	57	19,248	—	—	19,305
Shares issued under the employee share purchase plan	298,086	1	260	—	—	261
Stock-based compensation expense	—	—	2,936	—	—	2,936
Changes in the fair value of the convertible notes	—	—	—	(337)	—	(337)
Currency translation adjustments	—	—	—	(198)	—	(198)
Net loss	—	—	—		(45,607)	(45,607)
Balance at June 30, 2023	93,781,478	286	186,456	(1,450)	(178,325)	6,967
Shares issued under the Securities Purchase Agreement, net of offering costs	50,801,873	161	11,656	—	—	11,817
Shares issued for repayment of convertible bond	9,523,972	30	4,978	—	—	5,008
Vesting of RSUs	185,540	1	—	—	—	1
Shares issued under the employee share purchase plan	75,328	—	93	—	—	93
Stock-based compensation expense	—	—	1,710	—	—	1,710
Changes in the fair value of the convertible notes	—	—	—	305	—	305
Currency translation adjustments	—	—	—	(298)	—	(298)
Net loss	—	—	—	—	(33,456)	(33,456)
Balance at June 30, 2024	154,368,191	$478	$204,893	$(1,443)	$(211,782)	$(7,854)

The accompanying notes are an integral part of these consolidated financial statements.

RENALYTIX PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended June 30, 2024	Year Ended June 30, 2023
Cash flows from operating activities:
Net loss	$(33,456)	$(45,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	364	508
Impairment loss on property, equipment and other long-lived assets	723	—
Stock-based compensation	1,710	2,932
Equity in losses of affiliate	—	9
Reduction of Kantaro liability	—	(55)
Fair value adjustment to VericiDx investment	505	1,282
Unrealized foreign exchange gain	—	(1,008)
Realized loss on sale of ordinary shares in VericiDx	135	—
Realized foreign exchange gain	(132)	—
Fair value adjustment to convertible debt, net interest paid	3,502	1,999
Non cash lease expense	67	106
Changes in operating assets and liabilities:
Accounts receivable	54	125
Prepaid expenses and other current assets	798	1,299
Receivable from affiliates	—	75
Accounts payable	106	80
Accounts payable – related party	(433)	368
Accrued expenses and other current liabilities	(3,419)	3,397
Accrued expenses – related party	(635)	451
Deferred revenue	—	(46)
Net cash used in operating activities	(30,111)	(34,085)

Cash flows from investing activities:
Purchase of equipment	(4)	—
Net cash used in investing activities	(4)	—

Cash flows from financing activities:
Payment of convertible notes principal	(1,660)	(3,180)
Proceeds from issuance of ordinary shares in Private Placement	13,533	20,296
Payment of offering costs	(1,716)	(991)
Proceeds from the issuance of ordinary shares under employee share purchase plan	93	261
Net cash provided by financing activities	10,250	16,386
Effect of exchange rate changes on cash	(137)	1,048
Net decrease in cash and cash equivalents	(20,002)	(16,651)
Cash and cash equivalents, beginning of year	24,682	41,333
Cash and cash equivalents, end of year	$4,680	$24,682
Supplemental noncash investing and financing activities:
Noncash lease liabilities arising from obtaining right-of-use assets	$—	$265
Cash paid for interest on convertible debt	$249	$—
Issuance of shares for debt repayment	$(5,008)	$—

The accompanying notes are an integral part of these consolidated financial statements.

RENALYTIX PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and risks

Renalytix PLC and its wholly-owned subsidiaries, the “Company” or "Renalytix," is an artificial intelligence-enabled in vitro diagnostics company, focused on optimizing clinical management of kidney disease to drive improved patient outcomes and significantly lower healthcare costs. KidneyIntelX, the Company’s first-in-class diagnostic platform, employs a proprietary artificial intelligence-enabled algorithm that combines diverse data inputs, including validated blood-based biomarkers, inherited genetics and personalized patient data from EHR systems, to generate a unique patient risk score. Additionally, the Company plans to pursue collaborations with pharmaceutical companies and make ‘Pharmaceutical Services Revenue’ a core part of the business going forward with the goal of improving guideline-based standard-of-care for optimal utilization of existing and novel therapeutics using the KidneyIntelX testing platform and proprietary care management software.

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

2. Liquidity and Going Concern

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $211.8 million as of June 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of KidneyIntelX or any future products currently in development.

As a result of the Company's losses and its projected cash needs, substantial doubt exists about the Company’s ability to continue as a going concern. Substantial additional capital will be necessary to fund the Company's operations, expand its commercial activities and develop other potential diagnostic related products. The Company plans to seek additional funding through public or private equity offerings, debt financings, other collaborations, strategic alliances and licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders. If the Company is unable to obtain funding it could be required to delay, curtail or discontinue research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospect.

The Company’s ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next 12 months to improve the Company’s liquidity and profitability, which includes, without limitation:

•
Seeking additional capital through public or private equity offerings, debt financings, other collaborations, strategic alliances and licensing arrangements.
•
Implementation of various additional operating cost reduction options that are available to the Company.
•
The achievement of a certain volume of assumed revenue.

The consolidated financial statements do not include any adjustments that may result from the outcome of this going concern uncertainty.

3. Basis of presentation and summary of significant accounting policies

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of consolidation

The consolidated financial statements include the accounts of Renalytix plc and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. The Company accounts for investments in which it has significant influence, but not a controlling financial interest, using the equity method of accounting.

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

Foreign currency

The Company’s consolidated financial statements are presented in U.S. dollars, the reporting currency of the Company. The functional currency of Renalytix plc and Renalytix AI Limited is GB Pounds. The functional currency of Renalytix AI, Inc. is the U.S. dollar. Assets and liabilities of Renalytix plc and Renalytix AI Limited are translated at the rate of exchange at period-end, while the consolidated statements of operations and comprehensive loss are translated at the weighted average exchange rates in effect during the reporting period. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive loss. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in income in the period in which the change occurs and reported in the consolidated statements of operations and comprehensive loss.

Concentrations of credit risk and major customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable balances. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash and cash equivalents in financial institutions that it believes have high credit quality and are not exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships and has not experienced any losses on such accounts.

The Company’s accounts receivable related to testing services are derived from revenue earned from customers located in the U.S. For the year ended June 30, 2024, approximately 69% of all receivables related to KidneyIntelX testing revenue related to two customers and the remaining 31% of receivables were due from other third-party payors. For the year ended June 30, 2023, approximately 70% of all receivables related to KidneyIntelX testing revenue related to one customer, approximately 19% of receivables were due from other party payors and approximately 11% of receivables outstanding related to pharmaceutical services performed for one customer. The Company performs initial and ongoing credit reviews on its customers, which involve consideration of the customers’ financial information, their location, and other factors to assess the customers’ ability to pay and reserved for $0.1 million of receivables for the year ended June 30, 2024.

Fair value of financial instruments

At June 30, 2024 and 2023, the Company’s financial instruments included accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities. The carrying amounts of these assets and liabilities approximates fair value due to their short-term nature. The convertible notes are recorded at their estimated fair value.

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

Cash and cash equivalents

The Company considers all highly-liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. As of June 30, 2024 and 2023, the Company had a cash balance of $4.7 million and $24.7 million, respectively.

Accounts receivable

Accounts receivable are recorded at the invoice amount and are non-interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company reserves specific receivables if collectability is no longer reasonably assured. Estimates for credit losses are determined based on existing contractual obligations, historical payment patterns, and individual customer circumstances. The Company reserved for $0.1 million and $0.1 million of receivables as of June 30, 2024 and 2023, respectively.

Property, equipment and other long-lived assets

Property and equipment are recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives ranging from three to ten years. Expenditures for maintenance and repairs are expensed as incurred while renewals and betterments are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations. In November 2023, the Company consolidated lab operations, which resulted in a $0.3 million impairment of property and equipment at the Company's Utah lab. In February 2024, the Company performed a recoverability assessment and determined the entire $0.1 million right-of-use asset related to the Utah lease to be impaired; in addition, the Company further consolidated lab operations, which resulted in a $0.3 million impairment of property and equipment at the Company's Florida lab. The Company recorded a $0.7 million impairment of property, equipment and other long-lived assets for the year ended June 30, 2024. There was no impairment loss on property, equipment and other long-lived assets in year ended June 30, 2023.

Performance of contract liability to affiliate

In May 2020, the Company and the Icahn School of Medicine at Mount Sinai entered into an operating agreement (“Kantaro Operating Agreement”) to form a joint venture, Kantaro Biosciences LLC (“Kantaro”), for the purpose of developing and commercializing laboratory tests for the detection of antibodies against SARS-CoV-2 originally developed by Mount Sinai. Kantaro has a fiscal year end of December 31st. Kantaro has partnered with Bio-Techne Corporation to develop and launch the new test which is designed for use in any authorized clinical testing laboratory without the need for proprietary equipment. On December 31, 2022, the members and managers of Kantaro decided that it was in the best interest of Kantaro to wind up the Kantaro business. As part of the termination agreement, the members agreed that Renalytix has no further liability to perform services on behalf of Kantaro. During the years ended June 30, 2024 and 2023, the Company recognized $0 and $0.01 million, respectively, related to the performance of the contract liability with Kantaro. This represents the allocation of costs for performing services on behalf of Kantaro.

Investments

VericiDx plc

The Company accounts for its ownership of VericiDx securities at fair value in accordance with ASC 321, Investments-Equity Securities, with changes in fair value recorded in earnings as the fair value of VericiDx's ordinary shares are readily determinable via the London Stock Exchange. Based on closing stock price of VericiDx, the fair value of the investment in VericiDx was $0.7 million and $1.5 million at June 30, 2024 and 2023, respectively.

In March 2024, the Company sold 750,000 ordinary shares of VericiDx for net proceeds of $0.1 million and a realized loss of $0.1 million. In May 2024, the Company sold 250,000 ordinary shares of VericiDx for net proceeds of $0.02 million and a realized loss of $0.04 million. The Company did not sell any shares during the year ended June 30, 2023. During the years ended June 30, 2024 and 2023, the Company recorded a decrease in fair value of $0.5 million and $1.3 million, respectively, in the consolidated statements of operations and comprehensive loss. The Company owned 3.7% and 5.8% of the ordinary shares of VericiDx at June 30, 2024 and 2023, respectively.

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

Software development costs

The Company follows the provisions of ASC 985, Software, which requires software development costs for software marketed externally to be expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the software is available for general release and are amortized over its estimated useful life of ten years. For the years ended June 30, 2024 and 2023, there was no capitalization of research and development expenses related to software development to record. Technological feasibility is established upon the completion of a working model that has been validated.

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

The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. Certain contracts have options for the customer to acquire additional services. The Company evaluates these options to determine if a material right exists. If, after that evaluation, the Company determines a material right does exist, it assigns value to the material right based upon the renewal option approach. The Company recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied. The Company uses the present right to payment principle and customer acceptance as indicators to determine the transfer of control to the customer occurs at a point in time. Sales tax and other similar taxes are excluded from revenues.

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

Share-based compensation

The Company measures equity classified share-based awards granted to employees and nonemployees based on the estimated fair value on the date of grant and recognizes compensation expense of those awards over the requisite service period, which is the vesting period of the respective award. The Company accounts for forfeitures as they occur. For share-based awards with service-based vesting conditions, the Company recognizes compensation expense on a straight-line basis over the service period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield. The Company was a privately-held organization prior to November 2018 and has been a publicly-traded company for a limited period of time and therefore lacks company-specific historical and implied volatility information for its shares. Accordingly, the Company estimates its expected share price volatility based on the historical volatility of publicly-traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is none based on the fact that the Company has never paid cash dividends on ordinary shares and does not expect to pay any cash dividends in the foreseeable future.

The Company classifies share-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Income taxes

Income taxes are accounted for under the asset and liability method as required by FASB ASC Topic 740, Income Taxes ("ASC 740"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A reduction in the carrying value of the deferred tax assets is required when it is not more likely than not that such deferred tax assets are realizable.

FASB ASC Subtopic 740-10, Accounting for Uncertainty of Income Taxes (ASC "740-10"), defines the criterion an individual tax position must meet for any part of the benefit of the tax position to be recognized in financial statements prepared in conformity with U.S. GAAP. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position. The tax benefits recognized in the financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. In accordance with disclosure requirements of ASC 740-10, the Company’s policy on income statement classification of interest and penalties related to income tax obligations is to include such items as part of income tax expense.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the periods presented, changes in shareholders’ equity include foreign currency translation as well as changes in fair value of the convertible note due to changes in instrument-specific credit risk. The change in instrument-specific credit risk was calculated as the change in the risk yield from the convertible debt issuance date to the valuation date. The instrument-specific credit risk at issuance date was calibrated such that the fair value of the convertible bond was equal to the issue price as of the issuance date. The risk yield was adjusted to reflect the change in credit spreads between the issuance date and the valuation date.

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

The dilutive effect of convertible securities is calculated using the if-converted method. Under the if-converted method, interest charges applicable to the convertible debt as well as nondiscretionary adjustments which include any expenses or charges that are determined based on the income (loss) for the period are added back to net income. The convertible debt is assumed to have been converted at the beginning of the period (or at time of issuance, if later). For the year ended June 30, 2024, under the if-converted method, the add back of nondiscretionary adjustments and inclusion of potentially converted shares would be anti-dilutive.

Emerging growth company

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). Under the JOBS Act, companies have extended transition periods available for complying with new or revised accounting standards. The Company has elected to avail itself of this exemption and, therefore, while the Company is an emerging growth company, it will not be subject to new or revised accounting standards at the same time that they become applicable to other public emerging growth companies that have not elected to avail themselves of this exemption.

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

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU2023-07 are also required for public entities with a single reportable segment. The guidance is effective for the fiscal year ending June 30, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for annual periods beginning after December 15, 2024, and the adoption of this standard is not anticipated to have a significant impact on the Company’s consolidated financial statements other than adding new disclosures, which the Company is currently evaluating.

4. Revenue

Testing services revenue

Each individual test is a performance obligation that is satisfied at a point in time upon completion of the testing process (when results are reported), which is when control passes to the customer and revenue is recognized. During the years ended June 30, 2024 and 2023, the Company recognized $2.1 million and $3.1 million, respectively, of testing services revenue. Sales tax and other similar taxes are excluded from revenue.

Pharmaceutical services revenue

Pharmaceutical services revenue is generated from the provision of analytical services to customers. Contracts with customers generally include an initial upfront payment and additional payments upon achieving performance milestones. The Company uses the present right to payment principle and customer acceptance as indicators to determine the transfer of control to the customer, which may occur at a point in time or over time depending on the individual contract terms. Sales tax and other similar taxes are excluded from revenue.

During the years ended June 30, 2024 and 2023, the Company recognized $0.14 million and $0.3 million, respectively, of pharmaceutical services revenue where performance obligations are satisfied at a point in time.

Deferred revenue

Deferred revenue represents the allocated transaction price to the material right which will be recognized as revenue when the renewal options are exercised which is expected to occur over the next six months.

The following table summarizes the changes in deferred revenue:

(in thousands)	June 30, 2024	June 30, 2023
Balance, beginning of period	$—	$46
Deferral of revenue	—	—
Revenue recognized	—	(46)
Balance, end of period	$—	$—

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

	Fair value measurement at
	reporting date using
(in thousands)	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Assets:
Equity Securities	$698	$—	$—
Liabilities:
Convertible notes	$—	$—	$8,490
June 30, 2023
Assets:
Equity Securities	$1,460	$—	$—
Liabilities:
Convertible notes	$—	$—	$11,948

The Company accounts for its ownership of VericiDx securities at fair value in accordance with ASC 321, Investments-Equity Securities, with changes in fair value recorded in earnings as the fair value of VericiDx's ordinary shares is readily determinable via the London Stock Exchange. As of June 30, 2024 and 2023, the Company owns 8,831,682 and 9,831,681 shares of VericiDx, respectively. Based on closing stock price of VericiDx, the fair value of the investment in VericiDx was $0.7 million and $1.5 million at June 30, 2024 and 2023, respectively.

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

The Company adjusts the carrying value of the Notes to their estimated fair value at each reporting date, with qualifying increases or decreases in the fair value recorded as change in fair value of convertible promissory notes in the statements of operations and comprehensive loss. Changes in the fair value resulting from changes in the instrument-specific credit risk are presented separately in other comprehensive income.

(in thousands)	June 30, 2024
Balance at the beginning of the year	$11,948
Change due to payment of principal and interest	(6,161)
Fair value adjustments	(305)
Change in credit risk	2,972
FX Impact	36
Balance at June 30, 2024	$8,490

Non-financial assets and liabilities

The Company’s non-financial assets, which primarily consist of property and equipment, are not required to be measured at fair value on a recurring basis, and instead are reported at carrying value in its consolidated balance sheets. However, on a periodic basis or whenever events or changes in circumstances indicate that they may not be fully recoverable, the respective carrying values of non-financial assets are assessed for impairment and, if ultimately considered impaired, are adjusted and written down to their fair value, as estimated based on consideration of external market participant assumptions.

6. Property and equipment, net and intangibles

Property and equipment consists of the following:

(in thousands)	June 30, 2024	June 30, 2023
Lab equipment	$388	$1,142
Office equipment	127	124
Office furniture	—	35
Leasehold improvements	—	576
Total	515	1,877
Less accumulated depreciation	(299)	(850)
	$216	$1,027

Depreciation expense was $0.2 million and $0.3 million for the years ended June 30, 2024 and 2023, respectively.

Software consists of:

(in thousands)	June 30, 2024	June 30, 2023
Software	$1,527	$1,526
Less accumulated amortization	(658)	(476)
	$869	$1,050

As of June 30, 2024 and 2023, there was $0.9 million and $1.1 million, respectively, of unamortized costs of software development and purchased software. Amortization expense related to capitalized software development costs was $0.1 million and $0.2 million for the years ended June 30, 2024 and 2023, respectively, and was expensed within cost of revenue in the consolidated statements of operations and comprehensive loss.

As of June 30, 2024, the expected amortization expense for the next five years and thereafter is as follows:

(in thousands)
2025	$181
2026	142
2027	126
2028	126
Thereafter	294
$869

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2024	June 30, 2023
Consulting and professional fees	$1,109	$442
Research and development	892	1,657
Payroll and related benefits	388	3,866
License and royalty expense	787	669
Other	178	10
	$3,354	$6,644

8. Convertible Notes

In April 2022, the Company issued amortizing senior convertible bonds with a principal amount of $21.2 million in amortizing senior convertible bonds due in April 2027 (the "Bonds") to CVI Investments, Inc. (the "Convertible Bond Investor"). The Bonds were issued at 85% par value with total net proceeds of $18.0 million and accrue interest at an annual rate of 5.5%, payable quarterly in arrears, in cash or American Depositary Shares ("ADSs") valued at the ADS Settlement Price at the option of the Company. The principal and interest payments are due in equal quarterly installments starting in July 2022. The Bonds contain various conversion and redemption features. The initial conversion price for the Bonds of $8.70 has been set at a 20 percent premium to the Reference ADS Price. The Conversion Price may reset down at 12, 24 and 36 months, depending on share price performance, and the Bonds have a hard floor in the conversion price of $7.25. As a result of the February 2023 private placement and pursuant to conditions of the bond agreement, the conversion price was adjusted to $8.2508 (previously $8.70) and the floor price was adjusted to $6.8757 (previously $7.25). Further, pursuant to conditions of the agreement, effective April 7, 2023, the conversion price was adjusted from $8.2508 to $7.7924. Between amortization dates, the Convertible Bond Investor retains the right to advance future amortization payments, provided that (a) there shall be no amortization advancements during the first 12 months, (b) no more than two amortization advancements may occur in any 12-month period, and (c) no more than one amortization advancement may occur in any 3-month period. On March 28, 2024, the Company entered into a second amendment and restatement agreement with the Convertible Bond Investor, which amended the terms of the Company’s existing bond agreement, dated March 31, 2022. The Bond Agreement Amendment amends the existing bond agreement to, among other things:

•
implement a beneficial ownership limitation whereby each bondholder, together with its affiliates, must not at any time own or acquire the beneficial ownership of more than 9.99% of the issued and outstanding ordinary shares of the Company;
•
adjust the bondholder’s maximum trading volume by removing a cap on the number of ADS that can be sold each day and reduces the length of certain non-trading periods applicable to the bondholders;
•
reduce certain market price observation periods to 5 days and 3 days (rather than 10 days and 5 days);
•
grant the holders of more than 50% of the principal amount of the bonds issued thereunder and then-outstanding (the “Majority Bondholders”) the right to defer the amortization payment scheduled for April 7, 2024 (the “April 2024

Amortized Payment Amount”) in addition to the deferrals already permitted as well as the right to accelerate the April 2024 Amortized Payment Amount if previously deferred in addition to the accelerations already permitted; and
•
in addition to the existing right to accelerate the next scheduled amortization payment, provide the Majority Bondholders the ability to accelerate any other future scheduled amortization payment, subject to certain limitations.

The Company performed an analysis and determined that the financial impact was immaterial as the amended and restated agreement was not substantially different than the previous agreement.

The Convertible Bond Investor is also permitted to defer up to two amortization payments to a subsequent amortization date. The Company retains the option to repay any deferred amortization in cash at 100 percent of the nominal amount. In July 2023, the Company made a cash amortization payment of $1.4 million, which consisted of $1.1 million of principal and $0.3 million of interest. Also in July 2023, the Convertible Bond Investor exercised its right to advance an amortization payment and the Company made an accelerated repayment of $1.1 million through the issuance of 526,211 ADSs. In October 2023, the Company made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 2,335,388 ordinary shares in the form of 150,000 ordinary shares and 1,092,694 ADSs. In December 2023, the Company made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 2,500,000 ordinary shares and a cash payment of $0.6 million. In April 2024, the Company made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 3,636,162 ordinary shares. As of June 30, 2024 and 2023, $12.7 million and $18.0 million, respectively, of principal was outstanding.

On issuance, the Company elected to account for the Bonds at fair value in accordance with ASC 815, Derivatives and Hedging, with qualifying changes in fair value being recognized through the statements of operations and comprehensive loss until the Bonds are settled. Changes in fair value related to instrument-specific credit risk are recognized through comprehensive loss until the Bonds are settled. The fair value of the bonds is determined using a scenario-based analysis that estimates the fair value based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders. Significant assumptions used in the fair value analysis include the volatility rate, risk-free rate, dividend yield and risky yield. The fair value of the Bonds was determined to be $16.9 million on issuance, which is the principal amount of the Bonds. As of June 30, 2024, the fair value of the Bonds was determined to be $8.5 million. During the year ended June 30, 2024, the Company recognized a $0.3 million increase in fair value of the Notes related to the instrument-specific credit risk in comprehensive loss and a decrease in fair value related to noninstrument-specific credit risk of $3.8 million as loss in the consolidated statement of operations and comprehensive loss, respectively. The Company recognized a decrease in fair value of the Notes related to the instrument-specific credit risk of $0.3 million in the comprehensive loss and a decrease in fair value related to noninstrument-specific credit risk of $3.1 million as a loss in the consolidated statement of operations and comprehensive during the year ended June 30, 2023.

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

Upon adoption of ASC 842, the Company elected the package of practical expedients and the hindsight practical expedient but did not elect the easement practical expedient which is not applicable to the Company as the Company does not have any ground leases. In accordance with the package of practical expedients, the Company has not reassessed any of its existing or expired contracts or any other agreements that were previously concluded to not contain a lease for the following practical expedient guidance: (1) whether the arrangement is or contains a lease, (2) lease classification and (3) whether previously capitalized costs continue to qualify as initial direct costs.

The Company leased lab space in Salt Lake City, UT, under a five-year lease, the term of which commenced in November 2019. The Company has measured its right-of-use assets and lease liabilities based on lease terms ending in October 2024. Due to the Company consolidating its operations and moving out of the space, the Company performed a recoverability assessment and determined the entire $0.1 million right-of-use asset to be impaired and recorded a loss within the impairment loss on property, equipment, and other long-lived assets line of the statement of operations and comprehensive loss for the year ended June 30, 2024.

The Company leased lab space in New York City, NY, under an initial three-month lease, the term of which commenced in February 2019. The Company has classified this lease as a short-term lease as the Company concluded that the noncancelable terms of this lease was less than one year at the commencement and none of the Company's renewals or amendments were for additional noncancelable terms greater than one year.

The Company leased lab space in St. Petersburg, FL, under an initial one-year term, the term of which commenced in January 2022. The Company has classified this lease as a short-term lease as the Company concluded that the noncancelable terms of this lease was less than one year at the commencement and none of the Company's renewals or amendments were for additional noncancelable terms greater than one year. The St. Petersburg, FL, lease expired in the quarter ended March 31, 2024.

The Company leased office space in New York City, NY, under an initial month-to-month term, the term of which commenced in June 2018. The lease did not have termination or formal renewal options; however, the Company can renew their office space if they are still needed and are still available at the end of the term. The Company has classified this lease as a short-term lease as the Company concluded that the noncancelable terms of this lease was less than one year at the commencement and none of the Company's renewals or amendments were for additional noncancelable terms greater than one year.

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

The following table shows the lease balance sheet classification of leases for the year ended June 30, 2024:

(in thousands)	June 30, 2024
Assets
Operating lease right-of-use assets, net of accumulated amortization	$—
Liabilities
Current	$45
Operating lease liabilities, current
Non-current
Operating lease liabilities, non-current	—
Total lease liabilities	$45

The following table shows the lease costs for the year ended June 30, 2024:

Lease costs (in thousands)	Statement of operations classification	June 30, 2024
Operating lease costs	Operating expenses: research and development	$74
Short-term lease costs	Operating expenses: research and development	81
Short-term lease costs	Operating expenses: general and administrative	102
Short-term lease costs	Cost of goods sold	353
Right-of-use asset	Operating expenses: impairment loss	92
Total lease costs		$702

Other information	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$74
Remaining lease term - operating leases (in years)	0.3
Discount rate - operating leases	10%

The future minimum payments for noncancelable leases with terms in excess of one year as of June 30, 2024 are payable as follows:

(in thousands)
2024	$46
2025	—
2026	—
Total minimum lease payments	46
Less amounts representing interest	(1)
Present value of lease liabilities	$45

The Company recognized rent expense of $0.6 million and $0.7 million during the years ended June 30, 2024 and 2023, respectively, related to all leases. Rent expense is included within cost of revenue, research and development and general and administrative expenses in the consolidated statements of operations and comprehensive loss.

10. Commitments and contingencies

Leases

Lease payments under operating leases as of June 30, 2024 and information about the Company’s lease arrangements are disclosed in Note 9, "Leases".

Employment agreements

The Company has entered into employment agreements with certain key executives providing for compensation and severance in certain circumstances, as set forth in the agreements.

Retirement plans

The Company maintains a defined contribution 401(k) retirement plan which covers all U.S. employees. Employees are eligible after three months of service. Under the 401(k) plan, participating employees may make contributions in an amount up to the limit set by the Internal Revenue Service on an annual basis. The Company has a safe harbor plan and makes contributions to employee accounts of 5% of compensation and increases it to 6% effective January 2024 (as defined by the plan). The Company paid $0.5 million and $0.4 million in contributions for the years ended June 30, 2024 and 2023, respectively.

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

11. License and services agreements

Mount Sinai license and sponsored research agreements

On May 30, 2018, the Company entered into an exclusive license agreement (the “ISMMS License Agreement”) and on March 7, 2019, a sponsored research agreement (the “ISMMS SRA”) with Mount Sinai. Under the terms of the ISMMS License Agreement, ISMMS granted the Company (i) an exclusive, sublicensable license to use certain patent rights covering specific inventions concerning the utilization of biomarkers guided artificial intelligence techniques for detecting kidney functional decline (the “ISMMS Technology”), (ii) a non-exclusive license under unregistered licensed copyrights and licensed know-how and (iii) an exclusive option to obtain licensed technology conceived after May 30, 2018. The Company is obligated to pay Mount Sinai $1.5 million and $7.5 million in commercial milestone payments upon achieving worldwide net sales of KidneyIntelX of $50.0 million and $300.0 million, respectively. The Company is also obligated to pay Mount Sinai a 4% to 5% royalty on net sales of KidneyIntelX, subject to customary reductions. Royalties are payable on a product-by-product basis from first commercial sale of such product until the later of (1) expiration of the last valid claim of a licensed patent covering such product or (2) on a country-by-country basis, 12 years from first commercial sale of such product in such country. Moreover, the Company is obligated to pay Mount Sinai between 15% and 25% of any consideration received from a sublicensee.

As part of the ISMMS SRA, the Company has agreed to fund several research projects to further develop the ISMMS Technology. The Company incurred expenses of $2.9 million and $2.6 million related to the ISMMS SRA for the years ended June 30, 2024 and 2023, respectively.

Mount Sinai Clinical Trial agreement

In July 2021, the Company entered into a Clinical Trial Agreement (the "CTA") with ISMMS. Under the CTA, ISMMS will undertake a sponsored clinical trial entitled, “A prospective decision impact trial of KidneyIntelX in patients with Type 2 diabetes and existing chronic kidney disease”. The clinical trial is to be conducted at ISMMS with Renalytix agreeing to pay ISMMS in accordance with the agreed-upon budget. The clinical trial is expected to last up to four years with a total estimated budget of $3.2 million. As of June 30, 2024, amounts due to ISMMS under the CTA totaled $0.04 million and $0.6 million was expensed during the year ended June 30, 2024. As of June 30, 2023, amounts due to ISMMS under the CTA totaled $0.8 million and $0.5 million was expensed during the year ended June 30, 2023.

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

Under the terms of the Joslin Agreement, the Company is obligated to pay Joslin aggregate commercial milestone payments of $0.3 million and $1.0 million upon achieving worldwide net sales of licensed products and processes of $2.0 million and $10.0 million, respectively. The Company is also obligated to pay Joslin a 5% royalty on net sales of any licensed products or licensed processes, subject to customary reductions. Moreover, the Company is obligated to pay Joslin 25% of any consideration received from a sublicensee. The Company accrued $0.3 million related to achievement of the first sales milestone and accrued $0.4 million of royalties due to Joslin as of June 30, 2024, which were recorded as cost of revenue within the statement of operations and comprehensive loss. The Company accrued $0.3 million related to achievement of the first sales milestone and accrued $0.3 million of royalties due to Joslin for the year ended June 30, 2023.

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

Wake Forest/Atrium Health

In May 2021, the Company entered into a partnership with Atrium Health, Wake Forest Baptist Health and Wake Forest School of Medicine to implement an advanced clinical care model to improve kidney health and reduce kidney disease progression and kidney failure. Through these partnerships, KidneyIntelX access will be enabled to primary care physicians, endocrinologists, nephrologists and care teams in 37 hospitals and more than 1,350 care locations across the Carolinas and Georgia. Additionally, the Company entered into a five-year clinical trial agreement with Wake Forest University Health Sciences to evaluate the clinical impact of KidneyIntelX on the management of patients with type 2 diabetes (T2D) and diabetic (chronic) kidney disease (stage 1-3). The total estimated cost of the clinical trial is $6.9 million. To date the Company has incurred $3.9 million in expenses and provided over 2,350 reportable patient results in the Atrium Wake Forest system across over 150 providers. As of June 30, 2024, the Company accrued for $0.7 million of expense related to the clinical trial agreement and amounts due to Wake Forest/Atrium Health under the clinical trial agreement totaled $1.3 million and $0.6 million were expensed during the year ended June 30, 2024. As of June 30, 2023, the Company accrued for $1.1 million of expense related to the clinical trial agreement and amounts due to Wake Forest/Atrium Health under the clinical trial agreement totaled $3.3 million and $2.1 million were expensed during the year ended June 30, 2023.

12. Shareholders’ equity

Ordinary shares

As of June 30, 2024, the Company had 161,842,057 ordinary shares authorized on a fully diluted basis. Each share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Ordinary shareholders are entitled to receive dividends as may be declared by the Board of Directors. From inception through June 30, 2024, no cash dividends have been declared or paid.

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

Pursuant to the Placing Agreement, the Company agreed to hold a meeting of its shareholders (the “General Meeting”) to seek approval to give the Company’s directors authority to allot and issue the Placing Shares to be issued and sold in the Second Tranche of the Private Placement, to disapply statutory pre-emption rights in respect of such authority, and to seek approval under the Nasdaq rules (collectively, “Shareholder Approval”). The General Meeting was held on April 22, 2024, during which the Company received the requisite Shareholder Approval. The Second Tranche closed on April 24, 2024. Refer to footnote 15 for more information about the Private Placement.

On April 5, 2024, we entered into a securities purchase agreement (the “DB Capital Purchase Agreement”) with an institutional investor pursuant to which we agreed to issue and sell in a registered direct offering (the “Registered Direct Offering”) 2,666,667 ordinary shares, nominal value £0.0025 per share. Pursuant to the DB Capital Purchase Agreement, we also granted the investor an option to purchase up to 7,811,696 additional ordinary shares at the offering price of $0.375 per share. The purchase price of each ordinary share is $0.375. On April 18, 2024, the investor partially exercised the option to purchase 1,333,334 ordinary shares. The gross proceeds to the Company from the Registered Direct Offering were approximately $1.5 million, before deducting offering expenses payable by the Company. The shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-274733) that was filed with the SEC on September 28, 2023 and became effective on October 6, 2023, including the base prospectus contained therein, and a related prospectus supplement dated as of April 5, 2024 filed with the SEC.

13. Share-based compensation

Equity Incentive Plan

In November 2018, Company established the Renalytix AI plc Share Option Plan (the “2018 Share Option Plan”) and a U.S. Sub-Plan and Non-Employee Sub-Plan. In July 2020, the Company's Board of Directors adopted and the Company's shareholders approved the 2020 Equity Incentive Plan (the “EIP”), which superseded the 2018 Share Option Plan. The equity incentive plan provides for the Company to grant options, restricted share awards and other share-based awards to employees, directors and consultants of the Company. As of June 30, 2024, there were 17,331,289 shares available for future issuance under the EIP.

The EIP is administered by the Board of Directors. The exercise prices, vesting and other restrictions are determined at their discretion, except that all options granted have exercise prices equal to the fair value of the underlying ordinary shares on the date of the grant and the term of stock option may not be greater than ten years from the grant date.

With respect to the options outstanding as of June 30, 2024:

•
5,289,026 options vest equally over 12 quarters following the grant date;
•
773,715 options vest 25% on the one year anniversary of the grant date and the remaining 75% equally over 12 quarters following the one year anniversary of the grant date;
•
490,000 options vest one-third on the one year anniversary of the grant date and the remaining two-thirds equally over eight quarters following the one year anniversary of the grant date;
•
295,000 options vest 25% at the end of the first quarter following Vesting Commencement Date and the remaining shares vest quarterly thereafter;
•
285,000 options vest 12 months after the vesting commencement date;

•
243,875 options vest 25% on the one year anniversary of the grant date, 50% on the two-year anniversary of the grant date, and 25% on the three-year anniversary;
•
60,000 options vest 25% three months following Vesting Commencement Date and the remaining shares vest monthly thereafter;
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

The Company recorded share-based compensation expense in the following expense categories in the consolidated statements of operations for the years ended June 30, 2024 and 2023 :

	Twelve Months Ended June 30,
(in thousands)	2024	2023
Research and development	$312	$312
General and administrative	1,390	2,612
Cost of revenue	8	12
	$1,710	$2,936

The fair value of options is estimated using the Black-Scholes option-pricing model, which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options during the years ended June 30, 2024 and 2023 were determined using the methods and assumptions discussed below.

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

For the years ended June 30, 2024 and 2023, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Twelve Months Ended June 30,
	2024	2023
Expected term (in years)	6.3	6.1
Expected volatility	75.0%	66.9%
Risk-free rate	4.3%	3.2%
Dividend yield	—%	—%

The weighted average fair value of the options granted during the years ended June 30, 2024 and 2023 was $0.76 and $1.19 per share, respectively.

The following table summarizes the stock option granted to employees and non-employees for the year ended June 30, 2024:

	Number of shares under option plan	Weighted- average exercise price per option	Weighted- average remaining contractual life (in years)
Outstanding at June 30, 2023	4,968,576	$4.50	6.7
Granted	3,640,296	$1.04
Exercised	—	$-
Forfeited	(1,133,443)	$2.83
Expired	(1,563)	$6.64
Outstanding at June 30, 2024	7,473,866	$3.06	7.0
Exercisable at June 30, 2024	5,249,671	$3.84	6.1
Vested and expected to vest at June 30, 2024	7,473,866	$3.06	7.0

As of June 30, 2024, there was $1.45 million in unrecognized compensation cost related to unvested options that will be recognized as expense over a weighted average period of 1.73 years. The aggregate intrinsic value of options outstanding and options exercisable at each of June 30, 2024 and 2023 was nil.

Employee Share Purchase Plan

The Company’s 2020 Employee Share Purchase Plan (the “ESPP”) became effective on August 17, 2020. The ESPP authorizes the issuance of up to 850,000 shares of the Company’s common stock. The number of shares of the Company’s common stock that may be issued pursuant to rights granted under the ESPP shall automatically increase on January 1st of each year, commencing on January 1, 2021 and continuing for 10 years, in an amount equal to the lesser of one percent of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, and 2,000,000 ordinary shares, subject to the discretion of the Board of Directors or remuneration committee to determine a lesser number of shares shall be added for such year.

Under the ESPP, eligible employees can purchase the Company’s common stock through accumulated payroll deductions at such times as are established by the Board of Directors or remuneration committee. Eligible employees may purchase the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period or on the purchase date. Eligible employees may contribute up to 15% of their eligible compensation. Under the ESPP, a participant may not purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such rights are outstanding. During the years ended June 30, 2024 and 2023, 75,328 and 298,086 shares were purchased under the ESPP, respectively.

In accordance with the guidance in ASC 718-50, Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e., the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0.01 million and $0.07 million in general and administrative expense and $0.01 million and $0.03 million in research and development expense during the years ended June 30, 2024 and 2023, respectively, related to the ESPP.

Restricted Stock Units

Activity for restricted stock units for the year ended June 30, 2024 is as follows:

	Number of Restricted Stock Units	Weighted- average Grant Date Fair Value
Non-vested balance at June 30, 2023	40,340	$1.72
Granted	—	$-
Vested	(21,290)	$2.24
Forfeited	(11,120)	$1.69
Non-vested balance at June 30, 2024	7,930	$1.33

The total fair value of restricted stock units vested during the year ended June 30, 2024 was $0.1 million. Restricted stock units vest upon the achievement of time-based service requirements.

At June 30, 2024, total unrecognized compensation expense related to non-vested restricted stock units was approximately $0.003 million. Unrecognized compensation expense relating to restricted stock units that are deemed probably of vesting is expected to be recognized over a weighted-average period of approximately 0.23 years.

14. Income taxes

Loss from operations before income taxes was comprised of the following (in thousands):

	Twelve Months Ended June 30,
	2024	2023
United Kingdom and other	$(12,501)	$(712)
United States	(20,951)	(44,894)
	$(33,452)	$(45,606)

Due to the pretax losses reported in both the United Kingdom and United States for all periods since inception there is no income tax expense or benefit but for an immaterial amount of Ireland income tax expense for the period ended June 30, 2024.

A reconciliation of income tax benefit from continuing operations as reflected in the financial statements is as follows:

	Twelve Months Ended June 30,
	2024	2023
U.K tax benefit at statutory rate	(25.0)%	(20.5)%
State taxes, net of federal benefit	(4.4)	(10.4)
Permanent differences	0.7	0.9
Research and development	—	—
Change in valuation allowance	28.4	31.2
Foreign rate differential	3.9	(1.1)
Deferred only	(4.3)	—
Rate change	0.9	—
Other	(0.2)	(0.1)
Effective tax rate	0.0%	0.0%

The principal components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Twelve Months Ended June 30,
	2024	2023
Deferred tax assets:
Net operating losses	45,962	$37,740
Capitalized research and development costs	3,907	2,826
Research and development licenses	2,352	2,814
Share-based compensation	2,758	1,327
Accrued expenses	46	964
Mark-to-market securities	384	256
Lease liabilities	14	55
Other	97	73
Valuation allowances	(55,438)	(45,602)
Total deferred tax assets	82	453
Deferred tax liabilities:
Depreciation	(66)	(386)
Mark-to-market securities	—	—
Right-of-use assets	—	(51)
Unrealized foreign exchange loss	(16)	(16)
Total deferred tax liabilities	(82)	(453)
Net deferred tax	$—	$—

The Company does not have unrecognized tax benefits as of June 30, 2024 and 2023. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company’s net operating loss carryforwards (“NOL”) for U.K., U.S. federal and U.S. state income tax purposes consisted of the following (in thousands):

	Twelve Months Ended June 30,
	2024	2023
United Kingdom	$38,384	$26,569
U.S. Federal	116,768	98,555
U.S. State and Local	202,300	177,306

The UK and federal net operating loss carryforwards have no expiration dates. The amount of UK annual profits that can be relieved by losses carried forward is limited to 50%, in excess of a threshold amount of £5 million of profits. Under the Tax Cuts and Jobs Act of 2017 ("TCJA") as modified by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, or collectively, the Tax Acts, U.S. federal net operating losses incurred for taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses may be limited to 80% of taxable income in taxable years beginning after December 31, 2020. The federal NOL amount will carry forward indefinitely. Certain state net operating loss carryforwards begin to expire in 2038. The Company recorded a valuation allowance on the deferred tax assets as of June 30, 2024 and 2023 because of the uncertainty of their realization. The valuation allowance increased by $9.8 million for the year ended June 30, 2024 and $14.5 million for the year ended June 30, 2023.

Utilization of the net operating losses and general business tax credits carryforwards may be subject to a substantial limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if changes in ownership of the company have occurred previously or will occur in the future. Ownership changes may limit the amount of net operating losses and general business tax credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of 5-percent shareholders in the stock of a corporation by more than 50 percentage points over a three-year period. If the Company experiences a Section 382 ownership change, the tax benefits related to the NOL carry forwards may be further limited or lost. The Company may also experience ownership changes as a result of shifts in share ownership, some of which are outside its control. Therefore, as a result of ownership changes with respect to ordinary shares, the ability to use current net operating losses and other pre-change tax attributes to offset post-change taxable income or taxes could be subject to limitation. The Company has not undertaken a Section 382 study.

For tax years beginning on or after January 1, 2022, the TCJA eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174.

The Company files income tax returns in the United Kingdom, Ireland, the U.S. federal jurisdiction and various state jurisdictions. The Company's 2018 through 2023 tax years remain subject to examination. Carryforward attributes from prior years may be adjusted upon examination by tax authorities if they are used in an open period.

15. Related-party transactions

EKF Diagnostic Holdings

During the years ended June 30, 2024 and 2023, the Company incurred expenses of $0 and $0.1 million, respectively, related to employees of EKF who provided services to Renalytix.

Icahn School of Medicine at Mount Sinai

In May 2018, the Company secured its cornerstone license agreement with ISMMS for research and clinical study work and intended commercialization by the Company (see Note 11). As part of the collaboration, ISMMS became a shareholder in the Company and has subsequently made equity investments both in the Company’s IPO on AIM in November 2018, the subsequent sale of ordinary shares in July 2019 and the Company’s IPO on Nasdaq in July 2020, and private placements in April 2022 and February 2023. As of June 30, 2024 and 2023, amounts due to ISMMS totaled $2.3 million and $3.4 million, respectively. During the years ended June 30, 2024 and 2023, the Company incurred expenses of $3.9 million and $3.3 million, respectively, related to its obligations under the ISMMS license agreement.

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

ISMMS subscribed for a total 9,360,374 ordinary shares at £0.20 per ordinary share in the Private Placement.

Christopher Mills, Non-Executive Chairman, and his related parties subscribed for a total of 4,000,000 ordinary shares at £0.20 per ordinary share in the Private Placement.

16. Net loss per ordinary share

Basic net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during each period. Diluted net loss per ordinary share includes the effect, if any, from the potential exercise or conversion of securities, such as options which would result in the issuance of incremental ordinary shares. Potentially dilutive securities outstanding as of June 30, 2024 and 2023 have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive. Therefore, the weighted average number of shares used to calculate both basic and diluted net loss per share are the same.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of ordinary shares outstanding as they would be anti-dilutive:

	Twelve Months Ended June 30,
	2024	2023
Stock options to purchase ordinary shares	7,473,866	4,968,576
Restricted stock units	7,930	40,340
Conversion of convertible note	3,264,719	5,441,198
	10,746,515	10,450,114

17. Subsequent Events

On July 15, 2024, the Company announced the repayment of $1.06 million of the principal amount of the Company's convertible bond and the interest for the period through the issuance of 2,275,000 ordinary shares and 4,641,161 ADSs. 11,557,322 new ordinary shares of £0.0025 each in the capital of the Company will be issued to settle including conversion of 4,641,161 ADSs (9,282,322 ordinary shares with each ADS representing two ordinary shares). After settlement of the repayment, the principal remaining under the convertible bond will be reduced by $1.06 million to $11.66 million.