Form 10-Q
period 2024-09-30
Renalytix plc
filed 2024-11-19
CIK 1811115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of November 7, 2024, there were 331,206,012 ordinary shares, nominal value £0.0025 per share, outstanding, which if all were held in ADS form would be represented by 165,603,006 American Depositary Shares, each representing two ordinary shares.

RENALYTIX PLC

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2024 (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “goal,” “target,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements, projections and opinions contained in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include statements about:

•
the ability to execute our plans for commercialization of our FDA approved kidneyintelX.dkd prognostic testing service;
•
the timing and plans for regulatory filings and decisions;
•
our plans to maintain regulatory approval of kidneyintelX.dkd and to further obtain and maintain regulatory approvals for other products from our KidneyIntelX technology platform;
•
the potential benefits of KidneyIntelX technology and kidneyintelX.dkd;
•
the market opportunities for kidneyintelX.dkd and our ability to maximize those opportunities;
•
our business strategies and goals;
•
our ability and plans to establish and maintain partnerships and the projections of future test volume related to those partnerships;
•
our ability and plans to drive adoption of kidneyintelX.dkd prognostic service and integrate kidneyintelX.dkd into clinical workflow;
•
estimates of our sales, revenue, expenses and capital requirements and our need for and ability to obtain additional financing;
•
our ability to continue as a going concern;
•
third-party payor reimbursement and coverage decisions;
•
the performance of our third-party suppliers and manufacturers;
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our diagnostic services and our ability to operate our business without infringing on the intellectual property rights of others;
•
our expectations regarding regulatory classification of kidneyintelX.dkd and future services and/or products, as well as the regulatory response to the marketing and promotion of kidneyintelX.dkd and KidneyIntelX technology;
•
the impact of guidelines and recommendations published by various organizations, including KDIGO 2023 Clinical Practice Guideline for Evaluation and Management of Chronic Kidney Disease, on the use of our services;
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
•
risks involved in our operations such as supply chain issues, disruption of markets, changes in import and export laws, environmental regulations, currency restrictions and local currency exchange rate fluctuations
•
our ability to complete any additional fundraising through a placing, a subscription or a retail offer of new ordinary shares to new and existing institutional and other investors;

i

•
the quotation of our American Depositary Shares on The OTCQB Market, including any assurance that a market for our American Depositary Shares will develop on The OTCQB Market;
•
our ability to become a “foreign private issuer” under U.S. federal securities laws rather than a reporting company under the Securities Exchange Act of 1934;
•
the sufficiency of our existing cash, cash equivalents and short-term investments to fund our operations and capital expenditure requirements; and
•
risks detailed under the caption “Risk Factors” in quarterly and annual reports and in our other reports filed with the U.S. Securities and Exchange Commission (“SEC”), from time to time hereafter.

You should refer to the section titled "Part I, Item 1A. Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2024 (the “Annual Report on Form 10-K”) and the sections of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”’ for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law, applicable regulations or the rules of The OTCQB Market.

You should read this Quarterly Report, the documents that we reference in this Quarterly Report and the documents we have filed as exhibits to this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ii

RENALYTIX PLC

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share data)	September 30, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$909	$4,680
Accounts receivable, net	902	722
Prepaid expenses and other current assets	1,068	716
Total current assets	2,879	6,118
Property and equipment, net	202	216
Investment in VericiDx	776	698
Other assets, net	937	940
Total assets	$4,794	$7,972

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$3,188	$1,590
Accounts payable – related party	2,408	1,018
Accrued expenses and other current liabilities	2,162	3,354
Accrued expenses – related party	102	1,329
Current lease liability	11	45
Convertible notes-current	4,142	4,159
Total current liabilities	12,013	11,495
Convertible notes-noncurrent	4,100	4,331
Total liabilities	16,113	15,826

Commitments and contingencies (Note 10)

Shareholders’ deficit:
Ordinary shares, £0.0025 par value per share: 173,841,695 shares authorized; 165,925,513 and 154,368,191 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	515	478
Additional paid-in capital	206,705	204,893
Accumulated other comprehensive loss	(2,029)	(1,443)
Accumulated deficit	(216,510)	(211,782)
Total shareholders’ deficit	(11,319)	(7,854)
Total liabilities and shareholders’ deficit	$4,794	$7,972

The accompanying notes are an integral part of these consolidated financial statements.

RENALYTIX PLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	For the Three Months Ended September 30,
(in thousands, except share and per share data)	2024	2023
Revenue	$522	$459
Cost of revenue	422	502
Gross profit (loss)	100	(43)
Operating expenses:
Research and development	921	2,787
General and administrative	3,271	6,059
Total operating expenses	4,192	8,846
Loss from operations	(4,093)	(8,889)

Foreign currency gain, net	37	289
Fair value adjustment to VericiDx investment	97	(447)
Fair value adjustment to convertible notes	(762)	(1,207)
Other (expense) income, net	(5)	100
Net loss before income taxes	(4,726)	(10,154)
Income tax expense	(2)	—
Net loss	(4,728)	(10,154)

Net loss per ordinary share—basic	$(0.04)	$(0.11)
Net loss per ordinary share—diluted	$(0.04)	$(0.11)
Weighted average ordinary shares—basic	105,697,401	94,767,841
Weighted average ordinary shares—diluted	105,697,401	94,767,841

Other comprehensive income (loss):
Changes in the fair value of the convertible notes	(125)	75
Foreign exchange translation adjustment	(461)	42
Comprehensive loss	$(5,314)	$(10,037)

The accompanying notes are an integral part of these consolidated financial statements.

RENALYTIX PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (Unaudited)

	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
(in thousands, except share and per data)	Shares	Amount	capital	loss	deficit	deficit
Balance at July 1, 2024	154,368,191	$478	$204,893	$(1,443)	$(211,782)	$(7,854)
Shares issued for repayment of convertible bond	11,557,322	37	1,551	—	—	1,588
Share-based compensation expense	—	—	254	—	—	254
Changes in the fair value of the convertible notes at fair value through other comprehensive income (loss)	—	—	—	(125)	—	(125)
Currency translation adjustment	—	—	7	(461)	—	(454)
Net loss	—	—	—		(4,728)	(4,728)
Balance at September 30, 2024	165,925,513	$515	$206,705	$(2,029)	$(216,510)	$(11,319)

	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
(in thousands, except share and per share data)	Shares	Amount	capital	loss	deficit	equity (deficit)
Balance at July 1, 2023	93,781,478	$286	$186,456	$(1,450)	$(178,325)	$6,967
Shares issued for repayment of convertible bond	1,052,422	3	1,051	—	—	1,054
Vesting of RSUs	185,540	1	—	—	—	1
Share-based compensation expense	—	—	524	—	—	524
Currency translation adjustment	—	—	—	42	—	42
Changes in the fair value of the convertible notes at fair value through other comprehensive income (loss)	—	—	—	75	—	75
Net loss	—	—	—	—	(10,154)	(10,154)
Balance at September 30, 2023	95,019,440	$290	$188,031	$(1,333)	$(188,479)	$(1,491)

The accompanying notes are an integral part of these consolidated financial statements.

RENALYTIX PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(4,728)	$(10,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	127
Stock-based compensation	254	523
Fair value adjustment to VericiDx investment	(97)	447
Realized loss on sale of ordinary shares in VericiDx	42	—
Realized foreign exchange gain	(18)	—
Fair value adjustment to convertible debt, net interest paid	762	945
Non cash lease expense	—	28
Provision for credit losses	(25)	—
Changes in operating assets and liabilities:
Accounts receivable	(154)	(238)
Prepaid expenses and other current assets	(327)	(153)
Accounts payable	1,550	250
Accounts payable – related party	1,390	202
Accrued expenses and other current liabilities	(1,312)	(2,060)
Accrued expenses – related party	(1,233)	579
Net cash used in operating activities	(3,836)	(9,504)

Cash flows from investing activities:
Sale of ordinary shares in VericiDx investment	23	—
Net cash provided by investing activities	23	—

Cash flows from financing activities:
Payment of convertible notes principal	—	(1,060)
Payment of offering costs	—	(5)
Net cash used by financing activities	—	(1,065)
Effect of exchange rate changes on cash	42	(222)
Net decrease in cash and cash equivalents	(3,771)	(10,791)
Cash and cash equivalents, beginning of period	4,680	24,682
Cash and cash equivalents, end of period	$909	$13,891
Supplemental noncash investing and financing activities:
Noncash lease liabilities arising from obtaining right-of-use assets	$—	$4
Cash paid for interest on convertible debt	$—	$249
Issuance of shares for debt repayment	$(1,588)	$(1,054)

The accompanying notes are an integral part of these consolidated financial statements.

RENALYTIX PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Business and risks

Renalytix plc and its wholly-owned subsidiaries, the “Company” or "Renalytix," is an artificial intelligence-enabled in vitro diagnostics company, focused on optimizing clinical management of kidney disease to drive improved patient outcomes and significantly lower healthcare costs. KidneyIntelX, the Company’s first-in-class diagnostic technology platform, employs a proprietary artificial intelligence-enabled algorithm that combines diverse data inputs, including validated blood-based biomarkers, inherited genetics and personalized patient data from EHR systems, to generate a unique patient risk score. kidneyintelX.dkd is the Company’s FDA approved, Medicare reimbursed prognostic testing service currently implemented with large physician group practices, health care systems in the United States.

The Company is also collaborating with pharmaceutical companies which generates ‘Pharmaceutical Services Revenue’ using KidneyIntelX platform technology for understanding patient response to novel and widely used drug therapies including SLGT2 inhibitors and GLP1s

Since inception in March 2018, the Company has focused primarily on organizing and staffing the Company, raising capital, developing the KidneyIntelX technology platform, conducting clinical validation studies, clinical utility studies, health economics studies, establishing and protecting its intellectual property portfolio and commercial laboratory operations, pursuing state and federal regulatory approvals and securing insurance pricing, coverage and payment for its prognostic services. The Company has funded its operations primarily through equity and debt financings. In 2024, following FDA approval, Medicare insurance coverage and guidelines inclusion for kidneyintelX.dkd, the Company largely completed reorganization from development activities to commercial sales activities. This reorganization has resulted in a substantially lower cost of operations and a growing doctor prescription rate of kidneyintelX.dkd.

The Company is subject to risks and uncertainties common to early-stage companies in the diagnostics industry, including, but not limited to, ability to secure additional capital to fund operations, compliance with governmental regulations, development by competitors of new technological innovations, dependence on key personnel and protection of proprietary technology. To achieve widespread usage, kidneyintelX.dkd will require significant investment in sales and marketing. Additional diagnostic services currently under development, if they are pursued at a future date by the Company, will likely require extensive clinical testing and validation prior to regulatory approval and commercialization, and will require various levels of investment capital.

2. Liquidity and Going Concern

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $216.5 million as of September 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of kidneyintelX.dkd or KidneyIntelX technology services income.

Post-period, the Company has closed an equity financing round of approximately $14.9 million, net of expenses, that concurrent with the completion of cost reductions achieved through its reorganization and increasing testing services sales, management believes will be likely to bring the company through profitable operations in the next 2 years.

The Company’s ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next 24 months to improve the Company’s liquidity and profitability, which includes, without limitation:

•
The achievement of certain testing volumes in the lab;
•
Continued expansion of reimbursement policies and contracts with commercial payers; and
•
Continued management of operating and commercial expenses.

As a result of the Company's losses and its projected cash needs, as defined in the accounting literature, substantial doubt exists about the Company’s ability to continue as a going concern. While subsequent to September 30, 2024, the Company has successfully raised approximately $14.9 million, net of expenses, in new equity capital and restructured the existing long term debt recorded on the Balance Sheet, the company does have a history of operating losses and it has been expensive to deliver all of the milestones to commercialize the kidneyintelX.dkd test. Should the company require additional capital it may not be available on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any future financing may adversely affect the holdings or the rights of the Company’s shareholders. Should it be necessary, if the Company is unable to obtain funding it could be required to delay, curtail or discontinue research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects. As such, management has concluded that there is a going concern uncertainty. The consolidated financial statements do not include any adjustments that may result from the outcome of this going concern uncertainty.

3. Basis of presentation and summary of significant accounting policies

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes in the Company's Annual Report on Form 10-K for the year ended June 30, 2024. The information as of June 30, 2024 in the Company's condensed consolidated balance sheet included herein was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K.
In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results expected for the full fiscal year ending June 30, 2025.

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

The Company’s accounts receivable related to testing services are derived from revenue earned from customers located in the U.S. For the three months ended September 30, 2024, approximately 74% of all receivables related to kidneyintelX.dkd and KidneyIntelX technology testing services revenue related to two customers and the remaining 26% of receivables were due from other third-party payors. For the three months ended September 30, 2023, approximately 77% of all receivables related to kidneyintelX.dkd testing services revenue related to one customer and, approximately 23% of receivables were due from other party payors. The Company performs initial and ongoing credit reviews on customers, which involve consideration of the customers’ financial information, their location, and other factors to assess the customers’ ability to pay and reserved for $0.04 million of receivables as of September 30, 2024.

Fair value of financial instruments

At September 30, 2024 and June 30, 2024, the Company’s financial instruments included accounts receivable and accounts payable. The carrying amounts of these assets and liabilities approximates fair value due to their short-term nature. The convertible notes are recorded at their estimated fair value.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. As of September 30, 2024 and June 30, 2024, the Company had a cash and cash equivalents of $0.9 million and $4.7 million, respectively.

Accounts receivable

Accounts receivable are recorded at the invoice amount and are non-interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company reserves specific receivables if collectability is no longer reasonably assured. Estimates for credit losses are determined based on existing contractual obligations, historical payment patterns, and individual customer circumstances. The Company reserved for $0.04 million of receivables as of September 30, 2024. The Company reserved for $0.1 million of receivables as of June 30, 2024.

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

Investments

VericiDx plc

The Company accounts for its ownership of VericiDx securities at fair value in accordance with ASC 321, Investments-Equity Securities, with changes in fair value recorded in earnings as the fair value of VericiDx's ordinary shares is readily determinable via the London Stock Exchange. Based on the closing stock price of VericiDx, the fair value of the investment in VericiDx was $0.8 million and $0.7 million at September 30, 2024 and June 30, 2024, respectively. During the three months ended September 30, 2024 and 2023, the Company recorded an increase in fair value of $0.1 million and a decrease in fair value of $0.5 million, respectively, in the consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2024, the Company recorded $0.042 million of realized loss on the sale of 250,000 VericiDx shares in other expense line of the consolidated statements of operations and comprehensive loss. The Company owned 3.5% of the ordinary shares of VericiDx at September 30, 2024.

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

Software development costs

The Company follows the provisions of ASC 985, Software, which requires software development costs for software to marketed externally to be expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the software is available for general release and amortized over its estimated useful life of ten years. For the three months ended September 30, 2024 and 2023, there was no capitalization of research and development expenses related to software development to record. Technological feasibility is established upon the completion of a working model that has been validated.

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

Research and development expenses

Research and development costs consist primarily of internal and external labor costs incurred in connection with the development of KidneyIntelX technology as well as expenses related to studies and clinical trials to further the clinical value, performance and utility of kidneyintelX.dkd. Research and development costs are expensed as incurred.

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

The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

The Company recorded an immaterial provision for income taxes for the three months ended September 30, 2024. The Company did not record a provision for income taxes for the three months ended September 30, 2023, as the Company generated losses for such periods. The Company periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets as of September 30, 2024. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made. At September 30, 2024, the Company had no unrecognized tax benefits. The Company does not expect any material increase or decrease in its income tax expense, in the next twelve months, related to examinations or changes in uncertain tax positions.

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

The dilutive effect of convertible securities is calculated using the if-converted method. Under the if-converted method, interest charges applicable to the convertible debt as well as nondiscretionary adjustments which include any expenses or charges that are determined based on the income (loss) for the period are added back to net income. The convertible debt is assumed to have been converted at the beginning of the period (or at time of issuance, if later). For the three months ended September 30, 2024, under the if-converted method, the add back of nondiscretionary adjustments and inclusion of potentially converted shares would be anti-dilutive.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The guidance is effective for the fiscal year ending June 30, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

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

4. Revenue

Testing services revenue

Each individual test is a performance obligation that is satisfied at a point in time upon completion of the testing process (when results are reported) which is when control passes to the customer and revenue is recognized. During the three months ended September 30, 2024 and 2023, the Company recognized $0.5 million and $0.5 million, respectively, of testing services revenue. Sales tax and other similar taxes are excluded from revenues.

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

During the three months ended September 30, 2024 and 2023, there was no pharmaceutical services revenue recognized.

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

	Fair value measurement at
	reporting date using
(in thousands)	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Assets:
Equity securities	$776	$—	$—
Liabilities:
Convertible notes	$—	$—	$8,242
June 30, 2024
Assets:
Equity securities	$698	$—	$—
Liabilities:
Convertible notes	$—	$—	$8,490

The Company accounts for its ownership of VericiDx securities at fair value in accordance with ASC 321, Investments-Equity Securities, with changes in fair value recorded in earnings as the fair value of VericiDx's ordinary shares is readily determinable via the London Stock Exchange. As of September 30, 2024, the Company owns 8,581,682 shares of VericiDx. Based on closing stock price of VericiDx, the fair value of the investment in VericiDx was $0.8 million and $0.7 million at September 30, 2024 and June 30, 2024, respectively.

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

(in thousands)	September 30, 2024
Balance at July 1, 2024	$8,490
Change due to payment of principal and interest	(1,235)
Fair value adjustments	414
Change in credit risk	125
FX Impact	448
Balance at September 30, 2024	$8,242

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

6. Property and equipment, net and intangibles

Property and equipment consist of the following:

(in thousands)	September 30, 2024	June 30, 2024
Lab equipment	$388	$388
Office equipment	127	127
Office furniture	—	—
Leasehold improvements	—	—
Total	515	515
Less accumulated depreciation	(313)	(299)
	$202	$216

Depreciation expense was $0.01 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively.

Software, which is included in other assets on the condensed consolidated balance sheets, consists of:

(in thousands)	September 30, 2024	June 30, 2024
Software	$1,601	$1,527
Less accumulated amortization	(732)	(658)
	$869	$869

Amortization expense was $0.05 million and $0.05 million for the three months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, the expected amortization expense for the next five years and thereafter is as follows:

(in thousands)
2025	$141
2026	150
2027	133
2028	133
2029	133
Thereafter	179
$869

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2024	June 30, 2024
Consulting and professional fees	$694	$1,109
Research and development	215	892
Payroll and related benefits	259	388
License and royalty expense	831	787
Other	163	178
	$2,162	$3,354

8. Convertible Notes

In April 2022, the Company issued amortizing senior convertible bonds with a principal amount of $21.2 million in amortizing senior convertible bonds due in April 2027 (the "Bonds") to CVI Investments, Inc. (the "Convertible Bond Investor"). The Bonds were issued at 85% par value with total net proceeds of $18.0 million and accrue interest at an annual rate of 5.5%, payable quarterly in arrears, in cash or American Depositary Shares ("ADSs") valued at the ADS Settlement Price at the option of the Company. The principal and interest payments are due in equal quarterly installments starting in July 2022. The Bonds contain various conversion and redemption features. The initial conversion price for the Bonds of $8.70 has been set at a 20 percent premium to the Reference ADS Price. The Conversion Price may reset down at 12, 24 and 36 months, depending on share price performance, and the Bonds have a hard floor in the conversion price of $7.25. As a result of the February 2023 private placement and pursuant to conditions of the bond agreement, the conversion price was adjusted to $8.2508 (previously $8.70) and the floor price was adjusted to $6.8757 (previously $7.25). Further, pursuant to such agreement, effective April 7, 2023, the conversion price was adjusted from $8.2508 to $7.7924. Between amortization dates, the Convertible Bond Investor retains the right to advance future amortization payments, provided that (a) there shall be no amortization advancements during the first 12 months, (b) no more than two amortization advancements may occur in any 12-month period, and (c) no more than one amortization advancement may occur in any 3-month period. On March 28, 2024, the Company entered into a second amendment and restatement agreement with the Convertible Bond Investor, which further amended the terms of the Company’s existing bond agreement. This Amendment to the bond agreement, among other things:

•
implemented a beneficial ownership limitation whereby each bondholder, together with its affiliates, must not at any time own or acquire the beneficial ownership of more than 9.99% of the issued and outstanding ordinary shares of the Company;
•
adjusted the bondholder’s maximum trading volume by removing a cap on the number of ADS that can be sold each day and reduced the length of certain non-trading periods applicable to the bondholders;
•
reduced certain market price observation periods to 5 days and 3 days (rather than 10 days and 5 days);
•
granted the holders of more than 50% of the principal amount of the bonds issued thereunder and then-outstanding (the “Majority Bondholders”) the right to defer the amortization payment scheduled for April 7, 2024 (the “April 2024 Amortized Payment Amount”) in addition to the deferrals already permitted as well as the right to accelerate the April 2024 Amortized Payment Amount if previously deferred in addition to the accelerations already permitted; and
•
in addition to the existing right to accelerate the next scheduled amortization payment, provide the Majority Bondholders the ability to accelerate any other future scheduled amortization payment, subject to certain limitations.

The Company performed an analysis and determined that the financial impact was immaterial as the amended and restated agreement was not substantially different than the previous agreement.

The Convertible Bond Investor is also permitted to defer up to two amortization payments to a subsequent amortization date. The Company retains the option to repay any deferred amortization in cash at 100 percent of the nominal amount. In July 2023, the Company made a cash amortization payment of $1.4 million, which consisted of $1.1 million of principal and $0.3 million of interest. Also, in July 2023, the Convertible Bond Investor exercised its right to advance an amortization payment and the Company made an accelerated repayment of $1.1 million through the issuance of 526,211 ADSs. In October 2023, the Company made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 2,335,388 ordinary shares in the form of 150,000 ordinary shares and 1,092,694 ADSs. In December 2023, the Company made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 2,500,000 ordinary shares and a cash payment of $0.6 million. In April 2024, the Company made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 3,636,162 ordinary shares. In July

2024, the Company made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 11,557,322 ordinary shares in the form of 2,275,000 ordinary shares and 4,641,161 ADSs. As of September 30, 2024 and June 30, 2024, $11.7 and $12.7 million, respectively, of principal was outstanding.

On issuance, the Company elected to account for the Bonds at fair value in accordance with ASC 815, Derivatives and Hedging, with qualifying changes in fair value being recognized through the statements of operations and comprehensive loss until the Bonds are settled. Changes in fair value related to instrument-specific credit risk are recognized through comprehensive loss until the Bonds are settled. The fair value of the bonds is determined using a scenario-based analysis that estimates the fair value based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders. Significant assumptions used in the fair value analysis include the volatility rate, risk-free rate, dividend yield and risky yield. The fair value of the Bonds was determined to be $16.9 million on issuance, which is the principal amount of the Bonds. As of September 30, 2024, the fair value of the Bonds was determined to be $8.2 million. During the three months ended September 30, 2024, the Company recognized a decrease in fair value of the Notes related to the instrument-specific credit risk of $0.1 million in comprehensive loss and a decrease in fair value related to non-instrument specific credit risk of $0.8 million as a loss in the consolidated statement of operations and comprehensive loss, respectively. The Company recognized an increase in fair value of the Notes related to the instrument-specific credit risk of $0.1 million in comprehensive loss and a decrease in fair value related to non-instrument specific credit risk of $1.2 million as a loss in the consolidated statements of operations and comprehensive loss during the three months ended September 30, 2023, respectively.

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

The Company leased lab space in Salt Lake City, UT, under a five-year lease, the term of which commenced in November 2019. The Company has measured its right-of-use assets and lease liabilities based on lease terms ending in October 2024. The Company consolidated Utah lab operations in November 2023, using it as an office space instead of lab space. After the end of the lease in October 2024, the Company will maintain the space on a month-to-month term.

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

The following table shows the lease balance sheet classification of leases for the three months ended September 30, 2024:

(in thousands)	September 30, 2024
Assets
Operating lease right-of-use assets, net of accumulated amortization	$—
Liabilities
Current	$11
Operating lease liabilities, current
Non-current
Operating lease liabilities, non-current	—
Total lease liabilities	$11

The following table shows the lease costs for the three months ended September 30, 2024:

Lease costs (in thousands)	Statement of operations classification	September 30, 2024
Operating lease costs	Operating expenses: research and development	$(2)
Short-term lease costs	Operating expenses: research and development	3
Short-term lease costs	Operating expenses: general and administrative	18
Short-term lease costs	Cost of goods sold	95
Total lease costs		$114

Other information	September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$(2)
Remaining lease term - operating leases (in years)	0.1
Discount rate - operating leases	10%

The future minimum payments for noncancelable leases with terms in excess of one year as of September 30, 2024 are payable as follows:

(in thousands)
2025	$11.6
2026	—
2027	—
Total minimum lease payments	11.6
Less amounts representing interest	(0.1)
Present value of lease liabilities	$11.5

10. Commitments and contingencies

Leases

Lease payments under operating leases as of September 30, 2024 and information about the Company’s lease arrangements are disclosed in Note 9, "Leases".

Employment agreements

The Company has entered into employment agreements with certain key executives providing for compensation and severance in certain circumstances, as set forth in the agreements.

Retirement plans

The Company maintains a defined contribution 401(k) retirement plan which covers all U.S. employees. Employees are eligible after three months of service. Under the 401(k) plan, participating employees may make contributions in an amount up to the limit set by the Internal Revenue Service on an annual basis. The Company has a safe harbor plan and makes contributions to employee accounts of 6% of compensation (as defined by the plan). The Company paid $0.1 million and $0.2 million in contributions for the three months ended September 30, 2024 and 2023, respectively.

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

As part of the ISMMS SRA, the Company has agreed to fund several research projects to further develop the ISMMS Technology. The Company incurred $0.1 million and $0.3 million related to the ISMMS SRA for the three months ended September 30, 2024 and 2023, respectively.

Mount Sinai Clinical Trial agreement

In July 2021, the Company entered into a Clinical Trial Agreement (the "CTA") with ISMMS. Under the CTA, ISMMS will undertake a sponsored clinical trial entitled, “A prospective decision impact trial of KidneyIntelX in patients with Type 2 diabetes and existing chronic kidney disease”. The clinical trial is to be conducted at ISMMS with Renalytix agreeing to pay ISMMS in accordance with the agreed upon budget. The clinical trial is expected to last up to four years with a total estimated budget of $3.2 million. As of September 30, 2024, amounts due to ISMMS under the CTA totaled $0.04 million, and $0 was expensed during the three months ended September 30, 2024. At September 30, 2023, amounts due to ISMMS under the CTA totaled $0.7 million, and $0.3 million was expensed during the three months ended September 30, 2023.

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

Under the terms of the Joslin Agreement, the Company is obligated to pay Joslin aggregate commercial milestone payments of $0.3 million and $1.0 million upon achieving worldwide net sales of licensed products and processes of $2.0 million and $10.0 million, respectively. The Company is also obligated to pay Joslin a 5% royalty on net sales of any licensed products or licensed processes, subject to customary reductions. Moreover, the Company is obligated to pay Joslin 25% of any consideration received from a sublicensee. The Company accrued $0.3 million related to achievement of the first sales milestone and accrued $0.4 million of royalties due to Joslin as of September 30, 2024, which were recorded as cost of revenue within the consolidated statements of operations and comprehensive loss. The Company accrued $0.3 million of royalties due to Joslin for the three months ended September 30, 2023.

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

Wake Forest/Atrium Health

In May 2021, the Company entered into a partnership with Atrium Health, Wake Forest Baptist Health and Wake Forest School of Medicine to implement an advanced clinical care model to improve kidney health and reduce kidney disease progression and kidney failure. Through these partnerships, KidneyIntelX access was enabled to primary care physicians, endocrinologists, nephrologists and care teams in 37 hospitals and more than 1,350 care locations across the Carolinas and Georgia. Additionally, the Company entered into a five year clinical trial agreement with Wake Forest University Health Sciences to evaluate the clinical impact of KidneyIntelX on the management of patients with type 2 diabetes (T2D) and diabetic (chronic) kidney disease (stage 1-3). The total estimated cost of the clinical trial was $6.9 million. In August 2024, an amendment was approved to end all KidneyIntelX study visits. To date the Company has incurred $3.6 million in expenses and provided over 2,390 reportable patient results in the Atrium Wake Forest system across over 150 providers. As of September 30, 2024, the Company accrued $0 related to the clinical trial agreement and released $0.4 million of accruals during the three months ended September 30, 2024. As of September 30, 2023, the Company accrued $1.6 million related to the clinical trial agreement and expensed $0.5 million during the three months ended September 30, 2023.

12. Shareholders’ equity

Ordinary shares

As of September 30, 2024, the Company had 173,841,695 ordinary shares authorized on a fully diluted basis. Each share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Ordinary shareholders are entitled to receive dividends as may be declared by the board of directors. From inception through September 30, 2024, no cash dividends have been declared or paid. For more information regarding the Company’s completed equity financings, see Note 16. Subsequent Events.

13. Share-based compensation

Equity Incentive Plan

In November 2018, Company established the Renalytix AI plc Share Option Plan (the “2018 Share Option Plan”) and a U.S. Sub-Plan and Non-Employee Sub-Plan. In July 2020, the Company's board of directors adopted and the Company's shareholders approved the 2020 Equity Incentive Plan (the “EIP”), which superseded the 2018 Share Option Plan. The equity incentive plan provides for the Company to grant options, restricted share awards and other share-based awards to employees, directors and consultants of the Company. As of September 30, 2024, there were 16,898,553 shares available for future issuance under the EIP.

The EIP is administered by the board of directors. The exercise prices, vesting and other restrictions are determined at their discretion, except that all options granted have exercise prices equal to the fair value of the underlying ordinary shares on the date of the grant and the term of stock option may not be greater than ten years from the grant date.

With respect to the options outstanding as of September 30, 2024:

•
5,689,026 options vest equally over 12 quarters following the grant date;
•
767,156 options vest 25% on the one year anniversary of the grant date and the remaining 75% equally over 12 quarters following the one year anniversary of the grant date;
•
532,500 options vest one-third on the one year anniversary of the grant date and the remaining two-thirds equally over eight quarters following the one year anniversary of the grant date;
•
332,500 options vest 25% at the end of the first quarter following Vesting Commencement Date and the remaining shares vest quarterly thereafter;
•
285,000 options vest 12 months after the vesting commencement date;
•
212,750 options vest 25% on the one year anniversary of the grant date, 50% on the two-year anniversary of the grant date, and 25% on the three-year anniversary;

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

The Company recorded share-based compensation expense in the following expense categories in the consolidated statements of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in thousands)	2024	2023
Research and development	$66	$97
General and administrative	187	424
Cost of revenue	1	3
	$254	$524

The fair value of options is estimated using the Black-Scholes option-pricing model, which takes into account inputs such as the exercise price, the value of the underlying ordinary shares at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options during the three months ended September 30, 2024 and 2023 were determined using the methods and assumptions discussed below.

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

For the three months ended September 30, 2024 and 2023, the grant date fair value of all option grants was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended September 30,
	2024	2023
Expected term (in years)	6.3	6.4
Expected volatility	83.2%	74.3%
Risk-free rate	4.0%	4.3%
Dividend yield	—%	—%

The weighted average fair value of the options granted during the three months ended September 30, 2024 and 2023 was $0.14 and $0.92 per share, respectively.

The following table summarizes the stock option granted to employees and non-employees for the three months ended September 30, 2024:

	Number of shares under option plan	Weighted- average exercise price per option	Weighted- average remaining contractual life (in years)
Outstanding at June 30, 2024	7,473,866	$3.06	7.0
Granted	517,500	$0.24
Exercised	—	$-
Forfeited	(75,184)	$1.62
Expired	—	$-
Outstanding at September 30, 2024	7,916,182	$3.06	6.9
Exercisable at September 30, 2024	5,639,979	$3.87	6.0
Vested and expected to vest at September 30, 2024	7,916,182	$3.06	6.9

As of September 30, 2024, there was $1.27 million in unrecognized compensation cost related to unvested options that will be recognized as expense over a weighted average period of 1.64 years. The aggregate intrinsic value of options outstanding and options exercisable at each of September 30, 2024 and September 30, 2023 was $0.

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

Under the ESPP, eligible employees can purchase the Company’s common stock through accumulated payroll deductions at such times as are established by the Board of Directors or remuneration committee. Eligible employees may purchase the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period or on the purchase date. Eligible employees may contribute up to 15% of their eligible compensation. Under the ESPP, a participant may not purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such rights are outstanding. No shares were purchased under the ESPP during the three months ended September 30, 2024 and 2023.

In accordance with the guidance in ASC 718-50, Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at 85% of the lower of the price on the first day of the offering period or the last day of the offering period (i.e., the purchase date) represents an option and, therefore, the ESPP is a compensatory plan under this guidance. Accordingly, share-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized over the withholding period. The Company recognized share-based compensation expense of $0 and $0.01 million in general and administrative expense and $0 million and $0.01 million in research and development expense during the three months, ended September 30, 2024 and 2023, respectively, related to the ESPP.

Restricted Stock Units

Activity for restricted stock units for the three months ended September 30, 2024 is as follows:

	Number of Restricted Stock Units	Weighted- average Grant Date Fair Value
Non-vested balance at June 30, 2024	7,930	$1.33
Granted	—	$-
Vested	(3,915)	$1.69
Forfeited	(875)	$1.69
Non-vested balance at September 30, 2024	3,140	$1.69

The total fair value of restricted stock units vested during the three months ended September 30, 2024 was $0.001 million. Restricted stock units vest upon the achievement of time-based service requirements.

At September 30, 2024, total unrecognized compensation expense related to non-vested restricted stock units was approximately $0.001 million. Unrecognized compensation expense relating to restricted stock units that are deemed probable of vesting is expected to be recognized over a weighted-average period of approximately 0.25 years.

14. Related-party transactions

EKF Diagnostic Holdings

During the three months ended September 30, 2024 and 2023, the Company incurred expenses of $0 million and $0.01 million, respectively, related to employees of EKF who provided services to Renalytix.

Icahn School of Medicine at Mount Sinai

In May 2018, the Company secured its cornerstone license agreement with ISMMS for research and clinical study work and intended commercialization by the Company (see Note 11). As part of the collaboration, ISMMS became a shareholder in the Company and has subsequently made equity investments both in the Company’s IPO on AIM in November 2018, the subsequent sale of ordinary shares in July 2019 and the Company’s IPO on Nasdaq in July 2020, and private placements in April 2022 and February 2023. As of September 30, 2024 and 2023, amounts due to ISMMS totaled $2.5 million and $4.2 million, respectively. During the three months ended September 30, 2024 and 2023, the Company incurred expenses of $0.1 million and $0.7 million, respectively, related to its obligations under the ISMMS license agreement.

15. Net loss per ordinary share

Basic net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during each period. Diluted net loss per ordinary share includes the effect, if any, from the potential exercise or conversion of securities, such as options which would result in the issuance of incremental ordinary shares. Potentially dilutive securities outstanding as of September 30, 2024 and 2023 have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive. Therefore, the weighted average number of shares used to calculate both basic and diluted net loss per share are the same.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of ordinary shares outstanding as they would be anti-dilutive:

	Three Months Ended September 30,
	2024	2023
Stock options to purchase ordinary shares	7,916,182	7,518,257
Restricted stock units	3,140	49,520
Conversion of convertible note	2,992,660	4,625,019
	10,911,982	12,192,796

16. Subsequent Events

On September 30, 2024, the Company announced that it had received commitments from existing and new investors to raise £11.8 million through a subscription of 131,161,556 new ordinary shares at £0.09 per share. The Company also agreed to issue 36,550,543 new ordinary shares at £0.09 per share to convert part of the existing convertible notes to equity and separately to convert part of the accounts payable balances to equity. In respect of the convertible notes, the Company converted approximately £2.97 million of the notes to equity via the issuance of 33 million new ordinary shares and the remaining balance treated as new unsecured convertible notes with interest at a rate of 5.5% per annum payable quarterly in cash, or 7.5% per annum if rolled into the principal amount of the debt (paid-in-kind), at the discretion of the Company. The new convertible notes are non-amortizing, have a maturity date of July 31, 2029 and may not be converted before April 1, 2026. The notes are callable at the Company’s option at any time prior to maturity. In respect to the accounts payable balance with a professional adviser, $750,000 has been restructured such that $425,000 of the balance has been converted into equity, and $325,000 has been restructured as a long term promissory note bearing paid- in-kind interest at 5% per annum. The new note will be due at the earlier of 5 years from the initiation of the note, or accelerated should the Company be acquired prior to maturity. The Company may prepay the note at any time without penalty. The equity financing commitments closed in two tranches, the first on October 8, 2024 and the second on November 4, 2024 with all net proceeds received by the Company on the closing dates. All debt restructurings were effective with the second close of the equity financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our audited consolidated financial statements and related notes for the year ended June 30, 2024, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2024 (the “Annual Report on Form 10-K”), as well as the information contained under Management’s Discussion and Analysis of Financial Condition and Results of Operations and "Risk Factors" contained in the Annual Report on Form 10-K, and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.

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

At Renalytix, we have developed kidneyintelX.dkd, the first U.S. Food and Drug Administration ("FDA") authorized in vitro prognostic test that uses an artificial intelligence-enabled algorithm to aid in assessment of the risk of progressive decline in kidney function. The test is designed to predict early in the progression of kidney disease who is at risk for significant sustained decline in kidney function. Prognostic tests, such as kidneyintelX.dkd, are not intended for diagnosing any disease or for monitoring disease progression or the effect of any therapeutic product. Rather, prognostic tests are intended to be used in conjunction with other clinical and diagnostic findings and consistent with professional standards of practice, including information obtained by alternative methods, and clinical evaluation, as appropriate. When used as intended, potential interventions can be considered early, ideally before major damage is done and when treatments can be most effective. KidneyintelX.dkd is part of a family of clinical tests being developed from the KidneyIntelX technology platform developed using technology licensed from the Icahn School of Medicine at Mount Sinai in New York, the Joslin Diabetes Center in Boston and under development through U.S. and international collaborations.

We are deploying kidneyintelX.dkd to patient populations with DKD on a regional basis through partnerships with healthcare systems and insurance payors that provide coverage to those healthcare systems’ patients. In June 2024 , Medicare issued a final Local Coverage Determination (“LCD”) for the Company’s kidneyintelX.dkd testing and is effective for dates of service on or after August 1, 2024. The established Medicare price for kidneyintelX.dkd is $950 per test. Distinct CPT Codes (Common Procedural Terminology Codes) have been established for kidneyintelX.dkd and is published in CMS’ 2024 Clinical Lab Fee Schedule. The LCD specifies coverage for use of kidneyintelX.dkd for patients with diagnosed Type 2 diabetes and Stage 1-3b Chronic Kidney Disease is reasonable and necessary. The LCD was issued by National Government Services (“NGS”). NGS is a subsidiary of Elevance Health, Inc. (previously Anthem, Inc.), a Medicare Administrative Contractor responsible for claims processing for testing performed in the Company’s New York City laboratory.

Since our inception in March 2018, we have focused primarily on organizing and staffing our company, raising capital, developing KidneyIntelX technology, conducting clinical validation studies for kidneyintelX.dkd, establishing and protecting our intellectual property portfolio and commercial laboratory operations, pursuing regulatory approval, developing our reimbursement strategy and commercializing our testing services. We have funded our operations primarily through equity and debt financings.

There is always the possibility that a change in the regulatory or reimbursement landscape can have an impact on our ability to deliver commercial kidneyintelX.dkd testing services in the United States, maintain the current and anticipated costs and services reportable result turnaround times. Any of the aforementioned changes could materially alter our revenue projections.

Macroeconomic Considerations

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including conflicts in Ukraine-Russia and Middle East, increased inflation rates and U.S. and U.K. interest rates, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors” in the Company's Annual Report on Form 10-K.

Our Key Agreements

Mount Sinai Health System

In May 2018, we entered into the Mount Sinai Agreement, with Mount Sinai, pursuant to which we obtained a worldwide, royalty-bearing, exclusive license under certain patents and a worldwide, royalty-bearing, non-exclusive license under certain know-how of Mount Sinai to develop and commercialize licensed products in connection with the application of artificial intelligence for the diagnosis of kidney disease. Pursuant to the terms of the Mount Sinai Agreement, we are obligated to use commercially reasonable efforts in connection with the development and commercialization of the licensed technologies, including in accordance with specified diligence milestones.

Under the terms of the Mount Sinai Agreement, we are obligated to pay Mount Sinai $1.5 million and $7.5 million in commercial milestone payments upon achieving worldwide net sales of kidneyintelX.dkd testing services of $50.0 million and $300.0 million, respectively. We are also obligated to pay Mount Sinai a 4% to 5% royalty on net sales of kidneyintelX.dkd, subject to customary reductions. Royalties are payable on a product-by-product basis from first commercial sale of such product until the later of (1) expiration of the last valid claim of a licensed patent covering such product or (2) on a country-by-country basis, 12 years from first commercial sale of such product in such country. Moreover, we are obligated to pay Mount Sinai between 15% and 25% of any consideration received by us from a sublicensee. The two provisional patent applications covering the KidneyIntelX diagnostic in-licensed under the Mount Sinai Agreement were filed in February 2020 and April 2020, respectively.

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

Recent Developments

•
Launched FDA approved kidneyintelX.dkd testing services to replace laboratory developed testing developed services
•
Began receiving Medicare reimbursement under formal Local Coverage Determination
•
New leadership with a track record of commercial success
•
Revamped sales and customer service strategy to focus on health care systems leveraging electronic health records and implementation of a scalable sales-force-led or “direct-to-doctor” strategy
•
Now demonstrating quarter-over-quarter sales growth and repeat doctor testing

•
Major new kidneyintelX.dkd integrated commercial testing implementation with a large New York area physician practice, with test ordering and processing having commenced during September 2024
•
Significant expansion in patient blood draw options in combination with a simplified test order requisition form to reduce doctor workload
•
Improvements implemented in customer service and test services billing to improve end-to-end user experience.
•
Nasdaq delisting with American Depository Shares ("ADSs") now quoted on the OTCQB® Venture Market under symbol (OTCQB: RNLXY), and anticipated transition to Foreign Private Issuer (“FPI”) status to provide significant potential savings of up to $2.5 million annually when fully implemented
•
Subsequent to quarter end, completed over-subscribed equity capital Fundraise raising approximately $14.9 million, net of expenses, with strong demand exceeding our initial funding target of $13 million.
•
Board changes:
▪
Julian Baines, MBE, an experienced executive within the life science industry and former Renalytix Non-Executive Chairman of the Company from March 2018 to June 2020, reappointed as Executive Chairman
▪
Daniel Levangie, Non-Executive Director has stepped down from the Board of Renalytix effective October 31, 2024

Components of Results of Operations

Revenues

During the three months ended September 30, 2024 and 2023, we continued to deploy kidneyintelX.dkd to patient populations with DKD, on a regional basis through partnerships with healthcare systems and insurance payors that provide coverage to those healthcare systems’ patients. If these strategic partners fail to meet their key contractual obligations or to purchase kidneyintelX.dkd tests, it will likely have an adverse effect on us and our ability to achieve our commercial objectives, potentially including the attainment of sales volumes leading to profitability.

Cost of Revenue

During the three months ended September 30, 2024 and 2023, cost of revenue consists of costs directly attributable to the kidneyintelX.dkd testing and services rendered, including labor, lab consumables and sample collection costs directly related to revenue generating activities.

Research and Development Expenses

Research and development costs consist primarily of costs incurred in connection with the development of KidneyIntelX technology. We are continuing to conduct limited clinical utility and other studies for kidneyintelX.dkd to expand long-term, prospective clinical value and performance in chronic kidney disease. We expense research and development costs as incurred.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and other personnel-related costs including share-based compensation; professional fees for accounting, auditing, tax and administrative consulting services; legal fees relating to patent and corporate matters; administrative travel expenses; insurance costs; marketing expenses and other operating costs. Additionally, general and administrative expenses include the cost of maintaining our admission to AIM, Nasdaq and OTC trading.

Foreign Currency Gain (Loss), net

Foreign currency gain (loss), net consists of foreign currency income (losses) due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Fair Value Adjustments to VericiDx Investment

In October 2020, the Company completed a spinoff of VericiDx, a developer of advanced clinical diagnostics for organ transplant and retained 9,831,681 ordinary shares of VericiDx. The Company accounts for the investment in VericiDx equity securities at fair value, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss. As of September 30, 2024, the Company owns 8,581,682 shares of VericiDx

Fair Value Adjustment on Convertible Notes

We elected to account for the bonds at fair value with qualifying changes in fair value recognized through the consolidated statements of operations and comprehensive loss until the notes are settled.

Other Income (Expense)

Other income relates to interest income earned on our cash deposits, grant income earned for work performed under the Horizon Europe grant and other services provided to academic institutions or pharmaceutical companies. Other expense relates to realized loss on the sale of VericiDx shares.

Consolidated Results of Operations

	For the Three Months Ended September 30,		Change 2024 vs.2023
(in thousands, except share and per share data)	2024	2023	Change	%
Revenue	$522	$459	$63	14%
Cost of revenue	422	502	(80)	-16%
Gross profit (loss)	100	(43)	143	-332%
Operating expenses:
Research and development	921	2,787	(1,866)	-67%
General and administrative	3,271	6,059	(2,788)	-46%
Total operating expenses	4,192	8,846	(4,654)	-53%
Loss from operations	(4,093)	(8,889)	4,796	-54%

Foreign currency gain, net	37	289	(252)	-87%
Fair value adjustment to VericiDx investment	97	(447)	544	-122%
Fair value adjustment to convertible notes	(762)	(1,207)	445	-37%
Other (expense) income, net	(5)	100	(105)	-105%
Net loss before income taxes	(4,726)	(10,154)	5,428	-53%
Income tax expense	(2)	—	(2)	-
Net loss	(4,728)	(10,154)	5,426	-53%

Net loss per ordinary share—basic	$(0.04)	$(0.11)	$0.06	-58%
Net loss per ordinary share—diluted	$(0.04)	$(0.11)	$0.06	-58%
Weighted average ordinary shares—basic	105,697,401	94,767,841	10,929,560	12%
Weighted average ordinary shares—diluted	105,697,401	94,767,841	10,929,560	12%

Other comprehensive income (loss):
Changes in the fair value of the convertible notes	(125)	75	(200)	-267%
Foreign exchange translation adjustment	(461)	42	(503)	-1198%
Comprehensive loss	$(5,314)	$(10,037)	$4,723	-47%

Comparison of three months ended September 30, 2024 and 2023

Revenue

	For the Three Months Ended September 30,		Change 2024 vs. 2023
(in thousands)	2024	2023	Change	%
Revenue	$522	$459	$63	14%

During the three months ended September 30, 2024, we recognized $0.52 million of revenue related to sales of KidneyIntelX. During the three months ended September 30, 2023, we recognized $0.46 million revenue related to sales of KidneyIntelX.

Cost of Revenue

	For the Three Months Ended September 30,		Change 2024 vs. 2023
(in thousands)	2024	2023	Change	%
Cost of revenue	$422	$502	$(80)	-16%

During the three months ended September 30, 2024, we recognized cost of revenue of $0.4 million primarily attributable to KidneyIntelX testing, including labor, lab consumables and sample collection costs related to revenue generating activities. We recognized $0.5 million of cost of revenue for the three months ended September 30, 2023.

Research and Development Expenses

	For the Three Months Ended September 30,		Change 2024 vs. 2023
(in thousands)	2024	2023	Change	%
Research and development expenses	$921	$2,787	$(1,866)	-67%

Research and development expenses decreased by $1.9 million from $2.8 million for the three months ended September 30, 2023 to $0.9 million for the three months ended September 30, 2024. The decrease was attributable to a $1.7 million decrease related to external R&D projects and studies with Mount Sinai and Wake Forest, $0.2 million decrease related to consulting and professional fees, $0.1 million decrease in other miscellaneous expenses, offset by $0.2 million increase in compensation and related benefits.

General and Administrative Expenses

	For the Three Months Ended September 30,		Change 2024 vs. 2023
(in thousands)	2024	2023	Change	%
General and administrative	$3,271	$6,059	$(2,788)	-46%

General and administrative expenses decreased $2.8 million from $6.0 million for the three months ended September 30, 2023 to $3.3 million for the three months ended September 30, 2024. The decrease was driven by even further cost cutting measures, which resulted in a $1.5 million decrease in compensation and related benefits, including share-based payments and bonuses, due to decreased headcount, $0.6 million decrease in consulting and professional fees, $0.2 million decrease in insurance costs, $0.2 million decrease in marketing, and $0.3 million decrease in other operating expenses. We have implemented a plan to further reduce payroll expense and total general and administrative expenses while preserving our sales capacity.

In connection with the delisting of our ADSs from Nasdaq effective on October 7, 2024, and our ADSs becoming quoted on the OTC Markets’ OTCQB tier effective on October 8, 2024, we anticipate that we will requalify as a foreign private issuer (“FPI”) at our next testing date for FPI status. As a foreign private issuer, we expect annual cost savings of up to $1.5 million from a reduction in regulatory filing costs, professional fees (audit, legal, and consulting), listing fees, insurance and other administrative costs when fully implemented.

Foreign Currency Gain

	For the Three Months Ended September 30,		Change 2024 vs. 2023
(in thousands)	2024	2023	Change	%
Foreign currency gain, net	$37	$289	$(252)	-87%

During the three months ended September 30, 2024, we recognized a foreign currency gain of $0.04 million due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency. During the three months ended September 30, 2023, we recognized a foreign currency gain of $0.3 million primarily attributable to cash balances denominated in currencies other than our functional currency, GB Pounds.

Fair Value Adjustments to VericiDx Investment

	For the Three Months Ended September 30,		Change 2024 vs. 2023
(in thousands)	2024	2023	Change	%
Fair value adjustment to VericiDx investment	$97	$(447)	$544	-122%

We account for the investment in VericiDx equity securities at fair value, with changes in fair value recognized in the income statement. During the three months ended September 30, 2024, we recorded a gain of $0.1 million to adjust the VericiDx investment to fair value. During the three months ended September 30, 2023, we recorded a loss of $0.5 million to adjust the VericiDx investment to fair value.

Fair Value Adjustment on Convertible Notes

	For the Three Months Ended September 30,		Change 2024 vs. 2023
(in thousands)	2024	2023	Change	%
Fair value adjustment to convertible notes	$(762)	$(1,207)	$445	-37%

We elected to account for the bonds at fair value with qualifying changes in fair value recognized through the consolidated statements of operations and comprehensive loss until the notes are settled. This excludes fair value adjustments related to instrument-specific credit risk, which is recognized in other comprehensive income (OCI). For the three months ended September 30, 2024, we recorded a loss of $0.8 million to adjust the bonds to fair value. For the three months ended September 30, 2023, we recorded a loss of $1.2 million to adjust the bonds to fair value. The change in fair value of the bond was driven by a decrease in term to maturity, increase in risk free rate and change in stock price.

Other (Expense) Income

	For the Three Months Ended September 30,		Change 2024 vs. 2023
(in thousands)	2024	2023	Change	%
Other (expense) income, net	$(5)	$100	$(105)	-105%

During the three months ended September 30, 2024, we realized $0.01 million of other expense which included $0.014 million of interest income earned on our cash deposits and $0.024 million of grant income, offset by $0.042 million of realized loss on the sale of VericiDx shares. During the three months ended September 30, 2023, we realized $0.1 million of income related to interest income earned on our cash deposits

Liquidity and Capital Resources

Since our inception, we have incurred net losses. We incurred net losses of $4.7 million and $10.2 million for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $216.5 million.

November 2024 Debt Restructurings

In connection with the Company's previously equity fundraising (the “Fundraise”), the Company also announced a revision to the terms of its £8.7 million amortizing senior convertible bond (the “Convertible Bond”) held by a fund advised by Heights Capital Ireland LLC (the "Convertible Bond Investor"), subject to the closing of the Fundraise which closed in two tranches on October 7,

2024 and November 4, 2024. Under the completed terms, the Convertible Bond was partially repaid and restructured as follows: (i) £2.97 million of the Convertible Bond was converted to equity via issue to the Convertible Bond Investor of 33 million ordinary shares (the “Heights Conversion Shares”), at 9 pence per share price (the “Issue Price”) being offered in the Fundraise; and (ii) the balance of the Convertible Bond was restructured as a new unsecured convertible bond (the “New Convertible Bond”). The Heights Conversion Shares issued to the Convertible Bond Investor represented 9.9% of the Company’s enlarged issued share capital at such time. The Convertible Bond Investor is subject to a 6-month lock-up.

The New Convertible Bond will accrue interest quarterly at a rate of 5.5% per annum if paid in cash, or 7.5% per annum if rolled into the principal amount of the outstanding, at the discretion of the Company. The New Convertible Bond has maturity date of July 31, 2029 and may not be converted before April 1, 2026, except in the event that the Company undertakes a further qualifying equity issuance in the future (which would exclude securities properly issued to employees and other staff of the Company for bona fide remuneration and incentivisation purposes). The New Convertible Bond can be redeemed as follows:

•
at any time from April 1, 2026, a holder of the New Convertible Bond can redeem any or all of the New Convertible Bond at a conversion price (subject to customary adjustment provisions) equal to 250% of the Issue Price;
•
in the event of a change of control of the Company or if the ordinary shares cease to be admitted to trading on AIM or the Main Market of the London Stock Exchange (or if dealing in the ordinary shares is suspended, other than in connection with a corporate reorganization, for a period of 60 dealing days or more) or in the event that less than 20% of the Company’s issued share capital (including ADSs) comprises free float, a holder of the New Convertible Bond can require the Company to redeem all but not some of their New Convertible Bond at a conversion price equal to 120% of the principal amount of the New Convertible Bond (together with accrued but unpaid interest); and
•
at any time, the Company can elect to redeem all, but not some, of the principal amount of the New Convertible Bond at a price equal to the greater of (i) the principal amount and all accrued but unpaid interest and (ii) the “parity value” of the New Convertible Bond. For this purpose, the “parity value” is the product of: (a) such number of ordinary shares as would have been issued on conversion and the mean volume weighted average price of an ordinary share on the ten consecutive dealing days preceding the date on which such redemption is to occur.

Additionally, an accounts payable balance with a professional adviser of $750,000 (the “Advisor Accounts Payable Balance”) has been restructured such that $425,000 of the outstanding balance has been converted to equity at the Issue Price. The remaining $325,000 has been converted to a long term unsecured note (the “Advisor Loan Note”), bearing interest at 5% per annum, which will be rolled into the principal amount of the Advisor Loan Note. The principal and interest of the Advisor Loan Note will be repaid on the earlier of: (i) 5 years from the issuance of the Advisor Loan Note; or (ii) such earlier time as the Company is acquired by another company. Additionally, the Company has the right to redeem the Advisor Loan Note at any time without prepayment penalties.

The Company believes that the restructuring of the Convertible Bond and the Advisor Accounts Payable Balance, the creation of the New Convertible Bond and the Advisor Loan Note and the Creditor Write-offs, along with some ancillary debt restructuring, will substantially reduce the Company’s monthly cash burn.

The ordinary shares issued pursuant to the debt restructuring described in this section are approximately 36.5 million ordinary shares which were issued on November 4, 2024.

Equity Financings

The Company received commitments from existing and new investors to raise £11.8 million through a subscription of 131,161,556 new ordinary shares at 9 pence per share. The equity financing commitments closed in two tranches, the first on October 8, 2024 and the second on November 4, 2024 with all net proceeds received by the Company on the closing dates.

We expect to incur additional losses in the near future, and we expect our expenses may increase in connection with our ongoing activities to further commercial scale of kidneyintelX.dkd testing services. While we expect our costs associated with operating as a public company in the United States to be reduced following our transition to OTC trading markets, there may be additional capital and professional resources required to satisfy ongoing US regulatory requirements. The timing and amount of our operating expenditures will depend largely on:

•
the growth and uptake of kidneyintelX.dkd by doctors;
•
the cost and supply of reagents for kidneyintelX.dkd;
•
the cost, timing and outcome of identified and potential future commercialization activities, including manufacturing, marketing, sales and distribution, for KidneyIntelX technology;

•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims, including any claims by third parties that we are infringing upon their intellectual property rights;
•
the timing and amount of future revenue received from commercial sales of kidneyintelX.dkd;
•
the sales price and expansion of third-party coverage and reimbursement for kidneyintelX.dkd;
•
the effect of competing technological and market developments; and
•
the extent to which we acquire or invest in businesses, products and technologies, although we currently have no other commitments or agreements to complete any such transactions.

To date, we have primarily financed our operations through equity and debt financings. As of September 30, 2024, we had cash and cash equivalents of $0.9 million. We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $216.5 million as of September 30, 2024. We anticipate incurring additional losses until such time, if ever, that we can generate significant incremental sales of kidneyintelX.dkd or any future products currently in development.

If we decide and to the extent that we could potentially raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders.

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

Going Concern

We have limited sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to increase our testing revenue and the effectiveness of our expense management and other capital preservation measures. As discussed Note 16, Subsequent Events to the financial statements, subsequent to the end of the quarter ended September 30, 2024, the Company raised approximately $14.9 million, net of expenses, from additional rounds of equity in October and November 2024 and concurrently restructured a number of liabilities on the balance sheet. This additional equity funding, the reduction of cash expenses related to the Company’s liabilities, and an overall reduction in General and Administrative Expenses, have significantly changed the Company’s financial position. While the Company intends that this capital will be sufficient to fund the company through to cash flow positive operations, there can be no guarantee to that outcome.

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $216.5 million as of September 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of kidneyintelX.dkd or any future products currently in development.

The Company’s ability to continue as a going concern is contingent upon successful execution of management’s intended plan over the next 24 months to improve the Company’s liquidity and profitability, which includes, without limitation:

•
The achievement of certain testing volumes in the lab;
•
Continued expansion of reimbursement policies and contracts with commercial payers; and
•
Continued management of operating and commercial expenses.

As a result of the Company's losses and its projected cash needs, as defined in the accounting literature, substantial doubt exists about the Company’s ability to continue as a going concern. While subsequent to September 30, 2024, the company has successfully raised approximately $14.9 million, net of expenses, in new equity capital and restructured the existing long-term debt recorded on the balance sheet, the Company does have a history of operating losses and it has been expensive to deliver all of the milestones to commercialize the kidneyintelX.dkd test. Should the Company require additional capital it may not be available on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any future financing may adversely affect the holdings or the rights of the Company’s shareholders. Should it be necessary, if the Company is unable to obtain funding it could be required to delay, curtail or discontinue research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects. As such, management has concluded that there is a going concern uncertainty. The consolidated financial statements do not include any adjustments that may result from the outcome of this going concern uncertainty.

We have based our future cash needs on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect or may fail in our efforts to enact additional cost reduction programs. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization.

As discussed in Note 16, Subsequent Events to the financial statements, subsequent to the end of the quarter ended September 30, 2024, the Company closed additional rounds of equity financing in October and November 2024 and concurrently restructured a number of liabilities on the balance sheet. As a result, the Company believes that it has sufficient cash on the balance sheet to sustain current operations.

Cash Flows

The following table shows a summary of our cash flows from operations for the periods indicated:

	For the Three Months Ended September 30,		Change 2024 vs.2023
(in thousands)	2024	2023	Change	%
Net cash used in operating activities	$(3,836)	$(9,504)	$5,668	-60%
Net cash provided by investing activities	23	—	23	—
Net cash used in financial activities	—	(1,065)	1,065	-100%
Effect of exchange rate changes on cash	42	(222)	264	-119%

Net cash used in operating activities

During the three months ended September 30, 2024, net cash used in operating activities was $3.8 million and was primarily attributable to our $4.7 million net loss as well as $1.0 million of noncash charges and $0.1 million net change in our operating assets and liabilities. Noncash charges were primarily related to $0.3 million in share-based compensation expense, $0.8 million fair value adjustment related to the bonds, $0.1 million of depreciation and amortization expense, offset by $0.1 million fair value adjustment on our VericiDx investment. The change in our operating assets and liabilities was primarily attributable to $0.4 million increase in accrued expenses and other current liabilities, $0.5 million decrease in accounts receivables, prepaids and other current assets.

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

Net cash provided by investing activities

During the three months ended September 30, 2024, net cash provided by investing activities was $0.02 million from the sale of ordinary shares in VericiDx investment .

During the three months ended September 30, 2023, no cash was provided by or used in investing activities.

Net cash used in financing activities

During the three months ended September 30, 2024, no cash was provided by or used in financing activities.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of the KidneyIntelX technology platform. We expense research and development costs as incurred.

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

We classify share-based compensation expense in our consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

The Convertible Bond Investor is also permitted to defer up to two amortization payments to a subsequent amortization date. We retain the option to repay any deferred amortization in cash at 100 percent of the nominal amount. In July 2022, we made a cash amortization payment of $1.4 million, which consisted of $1.1 million of principal and $0.3 million of interest. In October 2022, the Convertible Bond Investor deferred the October amortization payment to maturity of the bond and we made an interest payment of $0.3 million. In January 2023, we made a cash amortization payment of $1.4 million, which consisted of $1.1 million of principal and $0.3 million of interest. In April 2023, we made a cash amortization payment of $1.4 million, which consisted of $1.1 million of principal and $0.3 million of interest. In July 2023, we made a cash amortization payment of $1.4 million, which consisted of $1.1 million of principal and $0.3 million of interest. Also in July 2023, the Convertible Bond Investor exercised its right to advance an amortization payment and we made an accelerated repayment of $1.1 million through the issuance of 526,211 ADSs representing 1,052,422 ordinary shares. In October 2023, we made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 2,335,388 ordinary shares in the form of 150,000 ordinary shares and 1,092,694 ADSs. In December 2023, we made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 2,500,000 ordinary shares and a cash payment of $0.6 million. In April 2024, we issued 3,636,162 ordinary shares in the form of 1,818,081 ADSs to the Convertible Bond Investor, which settled the principal and interest amounts due under the bonds on April 7, 2024. In July 2024, we made an amortization payment of $1.3 million, which consisted of $1.1 million of principal and $0.2 million of interest, through the issuance of 11,557,322 ordinary shares in the form of 2,275,000 ordinary shares and 4,641,161 ADSs. As of September 30, 2024, $11.7 million of principal was outstanding. The securities were issued without registration in reliance upon the exemption provided in Section 3(a)(9) of the Securities Act.

The Bond Agreement contains a negative pledge covenant that provides that for so long as the principal amount outstanding under the Bonds is equal to or exceeds U.S. $3,000,000, the Company shall not, and will procure that none of its subsidiaries, will, create or permit to subsist any Security Interest (as defined in the Bond Agreement), other than a Permitted Security Interest (as defined in the Bond Agreement), upon the whole or any part of its present or future undertaking, assets or revenues (including any uncalled capital) to secure any Financial Indebtedness (as defined in the Bond Agreement) or to secure any Financial Indebtedness Guarantee (as defined in the Bond Agreement), without at the same time or prior thereto securing the obligations of the Company under the Bonds and the Bond Agreement equally and ratably therewith or providing such other security, guarantees and/or other arrangements for the benefit of holders of the Bonds as may be approved by all of the holders of the Bonds. The Bond Agreement also contains a covenant regarding the incurrence of indebtedness which provides that for so long as the principal amount outstanding under the Bonds is equal to or exceeds U.S. $5,000,000, the Company shall not, and shall procure that its subsidiaries shall not, at any time permit to create, incur, assume or otherwise become liable in respect of any Financial Indebtedness, contingently or otherwise. The Bond also contains negative covenants regarding, among other things, the issuance or paying up any securities, modifying the rights attaching to the ordinary shares; issuing any share capital with rights which are more favorable than the rights attaching to the ordinary shares; modify securities already issued, or grant securities, below a consideration floor; grant or issue securities that could not be legally issued as fully paid; not reduce its share capital, share premium account, or any uncalled liability in respect thereof, or any non-distributable reserves; certain third party offers made to shareholders; and ADSs and the ADS facility.

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

On September 30, 2024, we announced a restructuring of these bonds. For more information, see “- Liquidity and Capital Resources – November 2024 Debt Restructurings” above.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2024, have concluded that, as of such date, our disclosure controls and procedures were effective as described further below.

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

Remediation of Previously Disclosed Material Weakness

In connection with the preparation of our consolidated financial statements for the year ended June 30, 2024, we concluded that there was a material weakness in the design of our internal control over financial reporting impacting accounting for the mark-to-market adjustment for convertible debt. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness was related to an error in the mark-to-market adjustment to our convertible debt that had been elected under the fair value option, which resulted in insufficient expense recognition. The deficiency arose due to the high complexity and technical nature of the convertible debt instrument and due to the lack of technical expertise. This material weakness resulted in adjustments to expense and equity which were recorded prior to the issuance of the consolidated financial statements as of June 30, 2024.

During the three months ended September 30, 2024, we executed our remediation plan by engaging a third-party advisory firm to help navigate the complexity of the convertible debt. We have also implemented controls to include senior management review of the transactions. These efforts ensure that our financial records are managed appropriately but also help ensure that the appropriate level of review is performed. We have concluded that the applicable remediated controls are designed, implemented and operating effectively.

As a result of these remediation activities we concluded the previously reported material weakness have been remediated as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

Besides the remediation of the previously disclosed material weakness in the design of our internal control over financial reporting impacting accounting for the mark-to-market adjustment for convertible debt, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2024 Annual Report on Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Our future capital needs are uncertain, and our independent registered public accounting firm has expressed in its report on our audited financial statements for the fiscal year ended June 30, 2024 a substantial doubt about our ability to continue as a going concern. If our ability to continue as a going concern is dependent on our ability to raise additional capital, our operations could be curtailed if we are unable to obtain the required additional funding when needed. We may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

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

Subsequent to September 30, 2024, we raised an additional $14.9 million, net of expenses, to fund the operations of the company going forward. While the company plans to operate the business well beyond 12 months with this capital, there can be no guarantees that we will be successful in those plans. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect or may fail in our efforts to enact additional cost reduction options. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities

Recent Sales of Unregistered Equity Securities.

None.

Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 6. Exhibits, Financial Statement Schedules.

		Incorporation by Reference
Exhibit No.	Description	Schedule/ Form	File Number	Exhibit	File Date

3.1	Articles of Association	10-Q	001-39387	3.1	2/14/2024
4.1	Reference is made to Exhibit 3.1
4.2	Form of Deposit Agreement	F-1/A	333-239414	4.1	7/13/2020
4.3	Form of American Depositary Receipt (included in Exhibit 4.2)	F-1/A	333-239414	4.1	7/13/2020
4.4	Description of Securities	20-F	001-39387	4.3	10/28/2020
10.1	Placing Agreement dated October 1, 2024	8-K	001-39387	10.1	10/1/2024
10.2	Form of Subscription Agreement	8-K	001-39387	10.2	10/1/2024
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14a
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14a
32.1**	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RENALYTIX PLC

November 19, 2024	By:	/s/ James McCullough
	Name:	James McCullough
	Title:	Chief Executive Officer

RENALYTIX PLC

November 19, 2024	By:	/s/ Joel R. Jung
	Name:	Joel R. Jung
	Title:	Interim Chief Financial Officer (Principal Financial Officer)